Form 10-Q
period 1995-09-30
GNS FINANCE CORP
filed 1995-11-13
CIK 832613

UNITED STATES
                         SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C.  20549
                                      FORM 10-Q

       [X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                    SECURITIES EXCHANGE ACT OF 1934

       For the quarterly period ended September 30, 1995

                                         OR

       [ ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                    SECURITIES EXCHANGE ACT OF 1934
       For the transition period from _______________ to _______________

       Commission File No. 1-11324

                                  GNS FINANCE CORP.
                               THE MIRAGE CASINO-HOTEL
             ___________________________________________________________
             (Exact name of each Registrant as specified in its charter)

                                                      88-0235356
                    Nevada                            88-0224157
       _______________________________       ________________________________
       (State or other jurisdiction of       (I.R.S. Employer Identifica-
        incorporation or organization)        tion Nos.)

              3400 Las Vegas Boulevard South, Las Vegas, Nevada  89109
       ______________________________________________________________________
                 (Address of principal executive offices - Zip Code)

                                   (702) 791-7111
       ______________________________________________________________________
                (Registrants' telephone number, including area code)

       ______________________________________________________________________
       (Former name, former address and former fiscal year, if changed since last report)

       Indicate by check mark whether the Registrants (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrants were required to file such reports), and (2) have been subject to such filing requirements for
       the past 90 days.  YES   X      NO
                              _____       _____

       Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

       GNS FINANCE CORP. Common Stock, no par value - 200 shares outstanding as of November 10, 1995.

       THE MIRAGE CASINO-HOTEL Common Stock, no par value - 100 shares outstanding as of November 10, 1995.

       The Registrants meet the conditions set forth in General Instructions H(1)(a) and (b) of Form 10-Q and, accordingly, are filing this Form 10-Q with the reduced disclosure format provided in General Instruction H(2).

          PART I.   FINANCIAL INFORMATION

          ITEM 1.   FINANCIAL STATEMENTS


          The unaudited condensed combined financial information as of September 30, 1995 and for the three-month and nine-month periods ended September 30, 1995 and 1994 included in this report was reviewed by Arthur Andersen LLP, independent public accountants, in accordance with the professional standards and procedures established for such reviews by the American Institute of Certified Public Accountants.

                   REVIEW REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS
                   _______________________________________________


          To the Directors and Stockholder
          of THE MIRAGE CASINO-HOTEL and Subsidiaries and GNS FINANCE CORP. and Subsidiary



          We have reviewed the accompanying condensed combined balance sheet of THE MIRAGE CASINO-HOTEL and subsidiaries and GNS FINANCE CORP. and subsidiary (collectively, the "Company") as of September 30, 1995, and the related condensed combined statements of income for the three-month and nine-month periods ended September 30, 1995 and 1994 and the related condensed combined statements of cash flows for the nine-month periods ended September 30, 1995 and 1994. These combined financial statements are the responsibility of the Company's management.

          We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

          Based on our review, we are not aware of any material modifications that should be made to the financial statements referred to above for them to be in conformity with generally accepted accounting principles.

          We have previously audited, in accordance with generally accepted auditing standards, the combined balance sheet of THE MIRAGE CASINO-HOTEL and subsidiaries and GNS FINANCE CORP. and subsidiary as of December 31, 1994, and the related combined statements of operations and accumulated deficit and cash flows for the year then ended (not presented herein), and, in our report dated February 8, 1995 (except for Note 7, as to which the date is March 13, 1995), we expressed an unqualified opinion on those combined financial statements. In our opinion, the information set forth in the accompanying condensed combined balance sheet of THE MIRAGE CASINO-HOTEL and subsidiaries and GNS FINANCE CORP. and subsidiary as of December 31, 1994, is fairly stated, in all material respects, in relation to the combined balance sheet from which it has been derived.



                                          ARTHUR ANDERSEN LLP


          Las Vegas, Nevada
          November 10, 1995

                      THE MIRAGE CASINO-HOTEL AND SUBSIDIARIES
                                         AND
                          GNS FINANCE CORP. AND SUBSIDIARY

                          CONDENSED COMBINED BALANCE SHEETS
                                   (IN THOUSANDS)

                                                        September 30,    December 31,
                                                                1995            1994
                                                        ____________     ___________
                                                        (Unaudited)

                                       ASSETS
          Current assets
            Cash and cash equivalents                     $   21,034      $   28,511
            Receivables, net of allowance for doubtful
             accounts of $51,538 and $34,990                  68,044          56,788
            Deferred income taxes                             21,095          18,530
            Other current assets                              29,945          30,509
                                                          __________      __________
                 Total current assets                        140,118         134,338
          Property and equipment, net of accumulated
           depreciation of $272,534 and $237,846           1,029,656       1,015,649
          Other assets, net                                    9,207          11,452
                                                          __________      __________
                                                          $1,178,981      $1,161,439
                                                          ==========      ==========

                        LIABILITIES AND STOCKHOLDER'S EQUITY

          Current liabilities
            Accounts payable                              $   51,154      $   64,593
            Accrued expenses                                  55,983          51,345
            Amounts payable to Mirage Resorts,
             Incorporated and affiliates                     121,762          82,788
                                                          __________      __________
                 Total current liabilities                   228,899         198,726
          Notes payable to Mirage Resorts, Incorporated            -         518,943
          Notes payable to non-affiliates                    256,898         339,926
          Other liabilities, including deferred income
           taxes of $58,416 and $52,379                       59,665          52,733
                                                          __________      __________
                 Total liabilities                           545,462       1,110,328
                                                          __________      __________

          Commitments and contingencies

          Stockholder's equity
            Common stock                                     518,945               2
            Additional paid-in capital                       107,142         107,142
            Retained earnings (accumulated deficit)            7,432         (56,033)
                                                          __________      __________
                 Total stockholder's equity                  633,519          51,111
                                                          __________      __________
                                                          $1,178,981      $1,161,439
                                                          ==========      ==========

          SEE NOTES TO CONDENSED COMBINED FINANCIAL STATEMENTS.

                     THE MIRAGE CASINO-HOTEL AND SUBSIDIARIES
                                       AND
                         GNS FINANCE CORP. AND SUBSIDIARY

               CONDENSED COMBINED STATEMENTS OF INCOME (UNAUDITED)
                                  (IN THOUSANDS)

                                                                  For the Three-Month       For the Nine-Month
                                                                     Period Ended              Period Ended
                                                                     September 30,             September 30,
                                                                 _____________________     _____________________
                                                                   1995         1994         1995         1994
                                                                 ________     ________     ________     ________
     Gross revenues                                              $300,900     $296,941     $877,930     $827,912
     Less-promotional allowances                                  (24,955)     (23,095)     (71,116)     (69,214)
                                                                 ________     ________     ________     ________
                                                                  275,945      273,846      806,814      758,698
                                                                 ________     ________     ________     ________

     Costs and expenses
       Casino-hotel operations                                    156,881      153,512      464,899      447,031
       General and administrative                                  27,589       26,397       85,141       80,198
       Mirage Resorts, Incorporated management fee                 15,279       14,901       44,572       41,610
       Depreciation                                                17,799       19,058       51,134       56,983
       Corporate development                                          686          322        2,271        1,462
                                                                 ________     ________     ________     ________
                                                                  218,234      214,190      648,017      627,284
                                                                 ________     ________     ________     ________
     Operating income                                              57,711       59,656      158,797      131,414
                                                                 ________     ________     ________     ________

     Other income and (expenses)
       Interest expense
         Notes payable to non-affiliates                           (6,476)     (11,556)     (21,919)     (38,357)
         Notes payable to Mirage Resorts, Incorporated                  -       (9,657)     (14,235)     (25,385)
       Other, net                                                     106          105          333          293
                                                                 ________     ________     ________     ________
                                                                   (6,370)     (21,108)     (35,821)     (63,449)
                                                                 ________     ________     ________     ________
     Income before federal income taxes and extraordinary item     51,341       38,548      122,976       67,965
       Provision for federal income taxes                         (19,231)     (17,625)     (49,072)     (37,257)
                                                                 ________     ________     ________     ________
     Income before extraordinary item                              32,110       20,923       73,904       30,708
       Extraordinary item-loss on early retirements of debt,
         net of applicable federal income tax benefit                   -       (4,265)     (10,439)     (10,238)
                                                                 ________     ________     ________     ________
     Net income                                                  $ 32,110     $ 16,658     $ 63,465     $ 20,470
                                                                 ========     ========     ========     ========

     SEE NOTES TO CONDENSED COMBINED FINANCIAL STATEMENTS.

                      THE MIRAGE CASINO-HOTEL AND SUBSIDIARIES
                                         AND
                          GNS FINANCE CORP. AND SUBSIDIARY

               CONDENSED COMBINED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                   (IN THOUSANDS)

                                                                                          For the Nine-Month
                                                                                             Period Ended
                                                                                             September 30,
                                                                                       ________________________
                                                                                          1995          1994
                                                                                       _________      _________
          Cash flows from operating activities
            Net income                                                                 $  63,465      $  20,470
            Adjustments to reconcile net income to net cash provided
              by operating activities
                Provision for losses on receivables                                       17,147         15,131
                Depreciation of property and equipment                                    51,134         56,983
                Amortization of debt discount and issuance costs                           8,343          9,722
                Loss on early retirements of debt                                         10,439         11,287
                Changes in assets and liabilities
                  Net increase in receivables and other operating assets                 (27,337)       (24,244)
                  Net decrease in trade accounts payable and accrued expenses             (8,407)       (17,464)
                Other, net                                                                 2,202          3,894
                                                                                       _________      _________
                     Net cash provided by operating activities                           116,986         75,779
                                                                                       _________      _________
          Cash flows from investing activities
            Capital expenditures                                                         (67,316)       (29,740)
            Other, net                                                                       985            (21)
                                                                                       _________      _________
                     Net cash used for investing activities                              (66,331)       (29,761)
                                                                                       _________      _________
          Cash flows from financing activities
            Increase (decrease) in management fee obligations
              to Mirage Resorts, Incorporated                                           (112,517)        41,610
            Advances from Mirage Resorts, Incorporated and affiliates                     27,856         14,417
            Increase (decrease) in income taxes currently payable
              to Mirage Resorts, Incorporated                                            (40,212)        14,834
            Repayment of notes payable to Mirage Resorts, Incorporated
              (excluding notes related to management fees and income taxes)             (353,022)             -
            Borrowings under bank credit facilities                                      154,000        153,000
            Repayments of borrowings under bank credit facilities                       (119,000)      (145,000)
            Early retirements of public debt                                            (134,180)      (117,314)
            Other principal payments on debt                                                   -        (27,074)
            Issuance of common stock to Mirage Resorts, Incorporated                     518,943              -
            Other                                                                              -           (245)
                                                                                       _________      _________
                     Net cash used for financing activities                              (58,132)       (65,772)
                                                                                       _________      _________
          Cash and cash equivalents
            Decrease for the period                                                       (7,477)       (19,754)
            Balance, beginning of period                                                  28,511         40,676
                                                                                       _________      _________
            Balance, end of period                                                     $  21,034      $  20,922
                                                                                       =========      =========
          Supplemental cash flow disclosures
            Interest paid (including $16,309 and $24,287 to
              Mirage Resorts, Incorporated), net of amounts capitalized                $  35,244      $  53,551
            Income taxes paid to Mirage Resorts, Incorporated (including
              amounts represented by a note payable)                                      85,823         19,240

          SEE NOTES TO CONDENSED COMBINED FINANCIAL STATEMENTS.

                      THE MIRAGE CASINO-HOTEL AND SUBSIDIARIES
                                         AND
                          GNS FINANCE CORP. AND SUBSIDIARY

              NOTES TO CONDENSED COMBINED FINANCIAL STATEMENTS (UNAUDITED)


     NOTE 1 - BASIS OF PRESENTATION

              The condensed combined financial statements include the consolidated accounts of THE MIRAGE CASINO-HOTEL ("MCH") and its wholly owned subsidiaries, Treasure Island Corp. ("TI") and MH, INC. ("MH"), combined with the consolidated accounts of GNS FINANCE CORP. ("Finance") and its wholly owned subsidiary, Treasure Island Finance Corp. ("TI Finance") (collectively, the "Company"). All significant intercompany balances and transactions have been eliminated in consolidation or combination, as appropriate.

              MCH and Finance are wholly owned subsidiaries of Mirage Resorts, Incorporated ("MRI"). The condensed combined financial statements include various transactions between the Company and MRI and its other wholly owned subsidiaries.

              The condensed combined financial statements have been prepared in accordance with the accounting policies described in the Company's 1994 Annual Report on Form 10-K and should be read in conjunction with the Notes to Combined Financial Statements which appear in that report. The Condensed Combined Balance Sheet at December 31, 1994 was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles.

              In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results for the interim periods have been included. The interim results reflected in the condensed combined financial statements are not necessarily indicative of expected results for the full year.

              Certain amounts in the 1994 condensed combined financial statements have been reclassified to conform with the 1995 presentation. These reclassifications had no effect on the Company's net income.

     NOTE 2 - NOTES PAYABLE

              Early Retirement of Notes Payable to Non-Affiliates

              On March 13, 1995, the Company called for redemption the remaining $125,991,000 outstanding principal amount of TI Finance's 9 7/8% first mortgage notes collateralized by The Mirage and Treasure Island. The notes (originally scheduled to mature on October 1, 2000) were redeemed on April 12, 1995 at the initial stated redemption price of 106.5% of the principal amount. The redemption premium and the write-off of the unamortized debt issue costs resulted in an extraordinary loss of $10.4 million. The redemption was funded principally by borrowings under MRI's bank credit facility discussed below.

                      THE MIRAGE CASINO-HOTEL AND SUBSIDIARIES
                                         AND
                          GNS FINANCE CORP. AND SUBSIDIARY

              NOTES TO CONDENSED COMBINED FINANCIAL STATEMENTS (Unaudited)

              Bank Credit Facility Amendment

              On April 6, 1995, MRI's $525 million revolving bank credit facility maturing in May 1999 was amended to increase the total availability to $1 billion (as so amended, the "Facility").

              Borrowings under the Facility bear interest at a specified premium over, at the borrower's option, the prime rate or the one-, two-, three- or six-month London Interbank Offered Rate ("LIBOR"). The premium is based on MRI's Annualized Funded Debt Ratio (as defined) and the rating of Finance's zero coupon first mortgage notes. The premium is currently zero for prime rate borrowings and 75 basis points for LIBOR borrowings. Alternatively, bids may be requested from the participating banks, which in the past has resulted in borrowings at less than these premiums. MRI incurred all costs associated with amending the Facility and pays commitment fees on the unused portion of the Facility.

              MRI and its significant subsidiaries, including MCH, MH and TI but excluding the subsidiary which owns and operates the Golden Nugget-Laughlin hotel-casino and certain other subsidiaries (the "Excluded Subsidiaries"), are directly liable for or have guaranteed the repayment of borrowings under the Facility. Borrowings under the Facility are currently uncollateralized. If MRI's Leverage Ratio (as defined) were to exceed 2.75 to 1.0, or if the rating of its first mortgage notes were to decline to below investment grade, the banks would be granted a first lien on the Golden Nugget hotel-casino, Bellagio, a major luxury hotel, casino and resort facility currently under construction on the Las Vegas Strip, Shadow Creek and certain other assets, including The Mirage and Treasure Island properties if the first mortgage notes are then no longer outstanding. MRI has agreed, with certain limited exceptions, not to dispose of or further encumber such properties and assets without the approval of its bank group.

              The credit agreement governing the Facility contains covenants requiring MRI and its subsidiaries, including MCH, MH and TI but excluding the Excluded Subsidiaries, to maintain a specified tangible net worth and certain financial ratios. The credit agreement also contains covenants that limit to various permitted amounts the ability of MRI and its subsidiaries, including MCH, MH and TI but excluding the Excluded Subsidiaries, to, among other things, incur additional debt, commit funds to capital expenditures or new business ventures, make investments, merge or sell assets.

              Transactions with MRI

              On April 11, 1995, the $518,943,000 outstanding principal balance of long-term notes payable to MRI was repaid by the Company using the proceeds from the sale to MRI of Finance's common stock.

          MANAGEMENT'S ANALYSIS OF OPERATIONS (COMPARISON OF OPERATING RESULTS FOR THE NINE-MONTH PERIODS ENDED SEPTEMBER 30, 1995 AND
          1994)

          RESULTS OF OPERATIONS
                                                     1995          1994     % Increase
                                                   ________      ________   __________
                                                       (In thousands)
          Gross revenues
            The Mirage                             $582,735      $556,221         4.8%
            Treasure Island                         295,195       271,691         8.7%
                                                   ________      ________        _____
                                                   $877,930      $827,912         6.0%
                                                   ________      ________        _____
          Net revenues
            The Mirage                             $532,613      $505,062         5.5%
            Treasure Island                         274,201       253,636         8.1%
                                                   ________      ________        _____
                                                   $806,814      $758,698         6.3%
                                                   ________      ________        _____
          Operating income
            The Mirage                             $110,936      $ 97,401        13.9%
            Treasure Island                          50,132        35,475        41.3%
            Corporate development                    (2,271)       (1,462)       55.3%
                                                   ________      ________        _____
                                                   $158,797      $131,414        20.8%
                                                   ________      ________        _____

          The Mirage's gross revenues and operating income improved despite the fact that there were approximately 11% fewer available room-nights in the 1995 period due to a major guest room enhancement program. The program involved refurbishing and enhancing all 2,765 of the standard guest rooms and 61 of the 279 suites. The enhancement program was completed on August 18 and has been very well received by the public. For the month of September, The Mirage's average standard room rate rose by 13.2% over September 1994, despite some room reservations honored during the period that reflected rates charged prior to the enhancement program.

          Despite accommodating fewer hotel guests, The Mirage's table games revenues increased by 14.4%, reflecting an increase in both activity and win percentage. The Mirage experienced a table games win percentage of 22.2% during the 1995 period, versus 20.9% in the 1994 period. Slot revenues were also up $1.5 million.

          The Mirage's gross non-casino revenues were down by only $1.2 million, or less than 1%, from the 1994 period. The impact of the reduction in room inventory was significantly offset by a $4.1 million, or 12.4%, increase in gross entertainment revenues. This improvement principally reflects additional performances by Siegfried & Roy, as well as an increase in the show's average ticket price.

          The improvement in Treasure Island's operating results was broad-based. Casino revenues increased by $7.9 million, or 7.0%, and gross non-casino revenues grew by $15.6 million, or 9.9%. The growth in gross non-casino revenues is primarily attributable to higher room and entertainment revenues. Room revenues grew by

          13.3%, principally reflecting an increase in the average room rate. Entertainment revenues showed a 31.8% improvement over the 1994 period, representing an increase in both occupancy and the average ticket price for "Mystere" as well as additional performances of the show during the 1995 period.

          OTHER INCOME AND EXPENSES

          Interest expense related to notes payable to non-affiliates declined by $16.4 million, or 42.9%, primarily reflecting debt levels that on average were approximately 38% lower than they were in the prior-year period.

          In April 1995, the $518.9 million outstanding principal balance of the notes payable to MRI was retired using the proceeds from the sale to MRI of Finance's common stock. As a result, interest expense for the nine-month period related to long-term notes payable to MRI decreased by $11.2 million, or 43.9%.

          FEDERAL INCOME TAXES

          MRI and its subsidiaries file federal income tax returns on a consolidated basis. MRI has tax allocation agreements (which are not binding on the Internal Revenue Service) with each of its key subsidiaries, including MCH, TI, Finance and TI Finance, which require each of them to reimburse MRI for the amount of tax they would pay on a stand-alone basis, except they receive no benefit from carrybacks to prior years. Under the Internal Revenue Code, MRI's consolidated subsidiaries, including MCH, TI, Finance and TI Finance, are jointly and severally liable with MRI for all income taxes owed by MRI and its consolidated subsidiaries.

          As a result of the tax allocation agreements, the tax provision is not calculated on the combined income or loss of MCH, TI, Finance and TI Finance. Instead, it reflects the sum of their respective tax provisions, which resulted in a combined provision in the 1995 and 1994 periods at a rate above the federal income tax statutory rate.

          EXTRAORDINARY ITEM

          During the nine-month period of each year, some of the Company's more expensive debt was retired prior to its scheduled maturity. Although management believes that these early retirements were financially beneficial for the Company, the repurchase premiums paid and the write-off of the unamortized debt issuance costs resulted in extraordinary charges in both periods.

         PART II.   OTHER INFORMATION

         ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

         (a)  Exhibits.

           10.1 Amendment No. 2 to Reducing Revolving Loan Agreement (the "MRI Loan Agreement"), dated as of August 30, 1995, among MRI, MCH, TI, Bellagio, MH, GNLV, CORP., each bank party thereto, Bank of America National Trust and Savings Association, Bankers Trust Company, The Long-Term Credit Bank of Japan, Ltd., Los Angeles Agency, Societe Generale, Credit Lyonnais Los Angeles Branch and Credit Lyonnais
                  Cayman Island Branch, as Co-Agents, and Bank of America National Trust and Savings Association, as Administrative Co-Agent (without Exhibits). Incorporated by reference to
                  Exhibit 10.1 to MRI's Quarterly Report on Form 10-Q for the quarter ended September 30, 1995 (the "MRI Form 10-Q").


           10.2   Amendment  No. 3  to the  MRI Loan  Agreement, dated  as of
                  August  30,  1995  (without  Exhibits).    Incorporated  by
                  reference to Exhibit 10.2 to the MRI Form 10-Q.

           10.3   Amendment  No. 4  to the  MRI Loan  Agreement, dated  as of
                  September  5,  1995 (without  Exhibits).   Incorporated  by
                  reference to Exhibit 10.3 to the MRI Form 10-Q.

           27     Financial Data Schedule.

         (b)  Reports on Form 8-K.

                  The Registrants filed no reports on Form 8-K during the three-month period ended September 30, 1995.

                                   SIGNATURES



        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrants have duly caused this report to be signed on their behalf by the undersigned thereunto duly authorized.



                                      GNS FINANCE CORP.

        November 10, 1995             by:  DANIEL R. LEE
        _________________                  ________________________________
              Date                         DANIEL R. LEE
                                           Treasurer
                                           (Principal Financial Officer)


                                      THE MIRAGE CASINO-HOTEL

        November 10, 1995             by:  DOUGLAS G. POOL
        _________________                  ________________________________
              Date                         DOUGLAS G. POOL
                                           Senior Vice President, Treasurer
                                           and Chief Financial Officer
                                           (Principal Financial Officer)