Form 10-K405
period 1995-12-31
GNS FINANCE CORP
filed 1996-04-01
CIK 832613

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549

                                    FORM 10-K
                                    _________
           (Mark One)
           [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

                      FOR THE FISCAL YEAR ENDED DECEMBER 31, 1995

                                        OR

           [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

                      FOR THE TRANSITION PERIOD FROM       TO

                            COMMISSION FILE NO. 1-11324

                                  GNS FINANCE CORP.
                               THE MIRAGE CASINO-HOTEL
            (EXACT NAME OF EACH REGISTRANT AS SPECIFIED IN ITS CHARTER)
                                    _________
                                                           88-0235356
                 NEVADA                                    88-0224157
     (STATE OR OTHER JURISDICTION OF                    (I.R.S. EMPLOYER
      INCORPORATION OR ORGANIZATION)                 IDENTIFICATION NUMBERS)

        3400 LAS VEGAS BOULEVARD SOUTH
              LAS VEGAS, NEVADA                                89109
    (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                 (ZIP CODE)

        REGISTRANTS' TELEPHONE NUMBER, INCLUDING AREA CODE: (702)  791-7111
                                    _________
            SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

                                                      NAME OF EACH EXCHANGE
        TITLE OF EACH CLASS                            ON WHICH REGISTERED
  ___________________________________                _______________________
  9 1/4% Series B Senior Subordinated
  Notes Due March 15, 2003                           New York Stock Exchange

             SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:
                                       NONE

  Indicate by check mark whether the Registrants (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrants were required to file such reports) and (2) have been subject
to  such  filing requirements for the past 90 days:  YES   X      NO
                                                         _____        _____
  Indicate by  check  mark if  disclosure  of delinquent  filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be con-tained, to the best of the Registrants' knowledge, in definitive proxy or information statements incorporated by reference in Part III of this
Form 10-K or  any amendment to this Form 10-K:   X
                                               _____
  GNS FINANCE CORP.'s Common Stock, no par value, outstanding at March 29, 1996 was 200 shares, none of which was held by non-affiliates.

  THE  MIRAGE  CASINO-HOTEL's   Common  Stock,  no   par  value, outstanding
at March 29, 1996 was  100 shares, none of which was held by non-affiliates.

  The Registrants meet the conditions set forth in General Instructions J(1)(a) and (b) of Form 10-K and, accordingly, are filing this Form 10-K with the reduced disclosure format provided in General Instruction J(2).

                                       PART I

          ITEM 1.  BUSINESS

          GENERAL

             GNS FINANCE CORP. ("Finance") was incorporated in Nevada in March 1988 as a wholly owned subsidiary of Mirage Resorts, Incorporated ("MRI"), a Nevada corporation whose common stock is traded on the New York Stock Exchange under the symbol "MIR." THE MIRAGE CASINO-HOTEL ("MCH") was incorporated in Nevada in September 1986 as a wholly owned subsidiary of MRI. MCH owns and operates The Mirage, a hotel-casino and destination resort which opened in 1989. The Mirage shares with the Treasure Island hotel-casino, as discussed below, approximately 120 acres near the center of the Las Vegas Strip. Finance functions solely as a financing corporation to raise funds for the benefit of MCH and has no other operations. Treasure Island Corp. ("TI"), a wholly owned subsidiary of MCH, was incorporated in Nevada in December 1991. On October 26, 1993, TI opened Treasure Island at The Mirage ("Treasure Island"), a hotel-casino resort located adjacent to The Mirage. Treasure Island Finance Corp. ("TI Finance") is a wholly owned subsidiary of Finance and was also incorporated in Nevada in December 1991. TI Finance functions solely as a financing corporation to raise funds for the benefit of TI and has no other operations.

          THE MIRAGE

             The Mirage is a luxurious, tropically themed destination resort containing approximately 3.1 million square feet in a 29-story Y-shaped hotel tower and an expansive low-rise complex. The Mirage features a 95,500-square foot casino, 3,044 hotel rooms (including 265 suites and 14 villa and lanai suites), approximately 82,000 square feet of meeting, convention and banquet space, a parking garage with space for approximately 2,200 vehicles, a valet parking garage with space for approximately 1,830 vehicles shared with Treasure Island, surface parking for approximately 1,650 vehicles, a 1,500-seat showroom showcasing the world-famous illusionists Siegfried & Roy, five gourmet restaurants, a California-style pizza restaurant, a coffee shop, a buffet, four bars (two featuring live entertain-
          ment), two snack bars, an ice cream parlor, a health spa and beauty salon, a swimming pool and cabana area, a white tiger display and extensive retail facilities. During 1995, all of the standard guest rooms and 61 of the suites were extensively refurbished and enhanced. The exterior of the resort is landscaped with palm trees, abundant foliage and more than four acres of lagoons and other water features centered around a 54-foot simulated volcano and waterfall. Each evening, the volcano erupts at regular intervals, spectacularly illuminating the front of the resort. Inside the front entrance is an atrium with a tropical garden and additional water features capped by a 100-foot-high glass dome. The atrium has an advanced environmental control system and creative lighting and other special effects designed to replicate the sights, sounds and fragrances of the South Seas. Located at the rear of the hotel, adjacent to the swimming pool area, is a dolphin habitat with seven Atlantic bottlenose dolphins.

             As of March 1, 1996, The Mirage's casino offered 119 table games (including blackjack, craps, roulette, baccarat, mini-baccarat, let it ride, pai gow, pai gow poker, Caribbean stud poker and big six), keno, poker, a race and sports book and approximately 2,255 slot machines or similar coin-operated devices.

             The Mirage operates 24 hours a day, every day of the year. Management does not consider its business to be particularly seasonal.

          TREASURE ISLAND

             Treasure Island is a pirate-themed hotel-casino resort located on the same site as The Mirage. Treasure Island features a 78,400-square foot casino, 2,900 hotel rooms (including 212 suites), two gourmet restaurants, an Italian specialties grill, a coffee shop, a buffet, three snack bars, an ice cream parlor, five bars (two featuring live entertainment), a 1,500-seat showroom featuring "Mystere" (a production developed by the creators of the world-renowned Cirque du Soleil) and an 18,000-square foot amusement arcade. Treasure Island also offers extensive retail facilities, approximately 18,000 square feet of meeting and banquet space, two wedding chapels, a swimming pool with a 230-foot water slide, a parking garage with space for approximately 2,400 vehicles and the valet parking garage shared with The Mirage. The front of Treasure Island, facing the Las Vegas Strip, is an elaborate pirate village in which full-scale replicas of a pirate ship and a British frigate periodically engage in a pyrotechnic and special effects sea battle, culminating with the sinking of the frigate.

             As of March 1, 1996, Treasure Island's casino offered 82 table games (including blackjack, craps, roulette, baccarat, mini-baccarat, let it ride, pai gow, pai gow poker, Caribbean stud poker and big six), keno, poker, a race and sports book and approximately 2,160 slot machines or similar coin-operated devices.

             Treasure  Island  operates  24  hours a  day, every day of the
          year.      Management  does  not  consider  its  business  to  be
          particularly seasonal.

          SHADOW CREEK

             MCH's wholly owned subsidiary, MH, INC. ("MH"), owns approximately 305 acres of real property located approximately 10 miles north of The Mirage and Treasure Island. MCH has developed an exclusive world-class golf course and related facilities known as "Shadow Creek" on approximately 240 acres of such property. In connection with their marketing activities, MCH and TI make the course and related facilities available for use, by invitation only, by high-level-wagerer patrons.

          COMPETITION

             The Mirage and Treasure Island compete with a number of other hotel-casinos in Las Vegas. Currently, there are approximately 27 major hotel-casinos located on or near the Las Vegas Strip, nine major hotel-casinos located in the downtown area and several major facilities located elsewhere in the Las Vegas area. As of March 1, 1996, there were approximately 86,500 hotel and motel rooms in Las Vegas. Las Vegas room capacity is expected to increase significantly during the next three years upon the completion and opening of several new hotel-casinos and expansion projects.

             Management believes that The Mirage primarily competes with other large hotel-casinos located on or near the Strip that offer amenities and marketing programs appealing to the upper-middle and higher-income strata of the gaming populace. The Mirage competes on the basis of the elegance and excitement offered by the facility, the desirability of its location, the quality and relative value of its hotel rooms and restaurants, its entertainment, customer service, its balanced marketing strategy and special marketing and promotional programs.

             Management believes that Treasure Island primarily competes with the other large hotel-casinos located on or near the Strip that offer amenities and marketing programs that appeal to the middle- to upper-middle-income strata of the gaming populace. Treasure Island competes on the basis of the excitement offered by the facility, the desirability of its location (including its proximity to The Mirage), the quality of its hotel rooms, the variety, quality and attractive pricing of its food and beverage outlets, its unique entertainment offerings, customer service and its marketing and promotional programs.

             The Mirage and Treasure Island also compete for gaming customers with hotel-casino operations located in other areas of Nevada, Atlantic City and other parts of the world, and for vacationers with non-gaming tourist destinations such as Hawaii and Florida. The Mirage and Treasure Island compete to a lesser extent with state-sponsored lotteries, off-track wagering, card parlors, riverboat and Indian gaming ventures and other forms of legalized gaming in the United States, as well as with gaming on cruise ships. In recent years, certain states
          have   legalized,  and   several  other   states  are   currently
          considering legalizing, casino gaming. Management does not believe that such legalization of casino gaming in those juris-dictions will have a material adverse impact on MCH's and TI's operations. However, management believes that the legalization of large-scale land-based casino gaming in or near certain major metropolitan areas, particularly in California, could have a material adverse effect on the Las Vegas market.

          REGULATION AND LICENSING

             The ownership and operation of casino gaming facilities in Nevada are subject to extensive state and local regulation. MCH's and TI's gaming operations are subject to the licensing and regulatory control of the Nevada Gaming Commission, the Nevada State Gaming Control Board and the Clark County Liquor and Gaming Licensing Board. To the best knowledge of management, MCH and TI are presently in material compliance with all applicable state and local gaming laws, regulations and supervisory procedures. For a more detailed description of such matters, reference is made to the section entitled "Regulation and Licensing" in Item 1 of Part I of MRI's Annual Report on Form 10-K for the fiscal year ended December 31, 1995, a copy of which section is filed as
          Exhibit 99 to this Form 10-K and is hereby incorporated by reference.

          MANAGEMENT'S ANALYSIS OF OPERATIONS (1995 COMPARED TO 1994)

             RESULTS OF OPERATIONS

             Net revenues during 1995 increased $79.7 million, or 8%, reflecting substantial growth in both casino and non-casino revenues. The Mirage and Treasure Island achieved a 19% increase in table games revenues attributable almost equally to a higher win percentage and a strong increase in the level of activity, particularly baccarat play. The table games win percentage for the year was 21.1%, compared to 19.4% in 1994.

             Slot   revenues  increased  1%  over  1994.    However,  other
          casino revenues declined due primarily to a lower sports book win percentage.

             Non-casino revenues net of promotional allowances increased by $20.6 million, or 5%. A major contributor to this was a 22% increase in entertainment revenues. This growth partially reflects a 16% increase in the number of performances by Siegfried & Roy, whose performance schedule was curtailed during 1994 due to knee surgery required by one of the principal performers. Furthermore, the "Mystere" production achieved higher occupancy and a higher average ticket price for the year. Both Siegfried & Roy and "Mystere" played to average occupancy of nearly 100% during 1995. The increase in ticket prices and showroom occupancy resulted in an improvement in gross margins and profitability.

             Combined net room revenues increased 5% for the year. This was particularly notable as the number of available room nights declined 8%, due to construction of the room enhancement program at The Mirage. The program entailed significant upgrading of all 2,765 standard guest rooms and 61 of the 279 suites. Combined net revenues per available room night increased 10% over 1994. Combined occupancy of standard guest rooms remained steady, at approximately 99%. The increase in average room rate helped achieve an increase in the gross margin on room revenues.

             General and administrative expense in 1994 includes abandonment charges totaling $11.9 million, principally reflecting an $11.0 million charge associated with the room enhancement program. During 1995, various smaller projects resulted in similar charges of $3.5 million. Combined depreciation expense declined 9%, principally due to certain equipment at The Mirage having five-year depreciable lives becoming fully depreciated near the end of 1994.

             OTHER INCOME AND EXPENSES

             Interest cost related to notes payable to non-affiliates declined by $19.7 million, or 41%, primarily reflecting debt levels that on average were approximately 38% lower than they were in 1994.

             In April 1995, the $518.9 million outstanding principal balance of notes payable to MRI was repaid using the proceeds from the sale to MRI of 100 shares of Finance's common stock. As a result, interest expense for 1995 related to such notes decreased by $21.5 million, or 60%.

             FEDERAL INCOME TAXES

             MRI and its subsidiaries file federal income tax returns on a consolidated basis. MRI has tax allocation agreements (which are not binding on the Internal Revenue Service) with each of its key subsidiaries, including MCH, TI, Finance and TI Finance, which require each of them to reimburse MRI for the amount of tax they would pay on a stand-alone basis. This includes reimbursement for any additional taxes and interest thereon resulting from Internal Revenue Service audit adjustments. Under the Internal Revenue Code, MRI's consolidated subsidiaries are jointly and severally liable for all income tax liabilities.

             As a result of the tax allocation agreements, the tax provision is not calculated on the combined income or loss of MCH, TI, Finance and TI Finance. Instead, it reflects the sum of their respective tax provisions and benefits. This resulted in a combined provision in 1995 and 1994 at a rate above the federal income tax statutory rate.

             EXTRAORDINARY ITEM

             During 1994 and 1995, some of Finance 's and TI Finance's debt was retired prior to its scheduled maturity. Although these retirements were financially advantageous, the call premiums and the write-off of the related unamortized debt issuance costs resulted in extraordinary charges.

          ITEM 2.  PROPERTIES

             The Mirage and Treasure Island share approximately 120 acres owned by MCH near the center of the Las Vegas Strip. At March 1, 1996, both The Mirage and Treasure Island were subject to an encumbrance of approximately $106.6 million, representing the accreted value of Finance's zero coupon first mortgage notes.

             MCH, through MH, also owns approximately 305 acres of land in North Las Vegas, including approximately 240 acres occupied by Shadow Creek.

          ITEM 3.  LEGAL PROCEEDINGS

             On August 23, 1995, an amended complaint in a purported class action lawsuit was filed in the United States District Court for the District of New Jersey, Camden Division, against 80 defendants, including TI and other hotel-casino operators. The complaint alleges that the defendants have engaged in a course of conduct involving conspiracy among casinos in the United States to refuse to deal to blackjack players who are capable of winning money at the casinos' blackjack tables in violation of various statutory provisions, including the Sherman Act, the Fair Credit Reporting Act and state antitrust and consumer fraud laws. The complaint also asserts pendant causes of action under the tort and contract laws of states where it is alleged that refusal to deal to such players is illegal. The complaint seeks unspecified compensatory damages as well as punitive damages, including treble damages for alleged violations of the Sherman Act. TI and other defendants have moved to dismiss the complaint for failure to state a claim. No hearing has been set on this motion. Management believes that the claims against TI are without merit and intends to defend the case vigorously.

             MCH (including its subsidiaries) is also a defendant in various other lawsuits, most of which relate to routine matters incidental to its business. Management does not believe that the outcome of such pending litigation, in the aggregate, will have a material adverse effect on MCH.

          ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

             Omitted in accordance  with General  Instruction J(2)  of Form
          10-K.

                                       PART II

          ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

             There is no public trading market for the Common Stock of MCH or Finance.

          ITEM 6.  SELECTED FINANCIAL DATA

             Omitted in accordance with General  Instruction  J(2)  of Form
          10-K.

          ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

             Omitted in accordance with General Instruction J(2) of Form 10-K. See "Management's Analysis of Operations (1995 Compared to
          1994)" in Item 1 of Part I of this Form 10-K.

          ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

             The Combined Financial Statements and Notes to Combined Financial Statements of THE MIRAGE CASINO-HOTEL and Subsidiaries and GNS FINANCE CORP. and Subsidiary, referred to in Item 14(a)(1) of this Form 10-K, are included at pages 9 to 22.

          ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

             Not applicable.

                                      PART III

          ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

             Omitted in accordance  with General  Instruction J(2)  of Form
          10-K.

          ITEM 11.  EXECUTIVE COMPENSATION

             Omitted in accordance  with General  Instruction J(2)  of Form
          10-K.

          ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                    MANAGEMENT

             Omitted in accordance  with General  Instruction J(2)  of Form
          10-K.

          ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

             Omitted in accordance  with General  Instruction J(2)  of Form
          10-K.

                                       PART IV

          ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
                    FORM 8-K

            (a)(1). FINANCIAL STATEMENTS.

                    Included in Part II of this Report:

                       Reports of Independent Public Accountants

                       Combined Balance Sheets - December 31, 1995 and 1994

                       Years ended December 31, 1995, 1994 and 1993

                         Combined Statements of Operations and Retained Earnings (Accumulated Deficit)

                         Combined Statements of Cash Flows

                       Notes to Combined Financial Statements

            (a)(2). FINANCIAL STATEMENT SCHEDULES.

                    Included in Part IV of this Report:

                       For the years ended December 31, 1995, 1994 and 1993

                         Schedule II  -  Valuation and Qualifying Accounts

             Schedules other than that listed above are omitted because they are not required or are not applicable, or the required information is shown in the financial statements or notes to the financial statements.

            (a)(3). EXHIBITS.

                    3(i)(a) Articles of Incorporation of Finance. Incorporated by reference to Exhibit 3(a) to the Registration Statement filed by MCH and Finance on Form S-1 under the Securities Act of 1933 (No. 33-22369) (the "Form S-1").

                    3(i)(b) Amendment to Articles of Incorporation of Finance, filed May 27, 1988. Incorporated by reference to Exhibit 3(b) to the Annual Report on Form 10-K of MCH and Finance for the fiscal year ended December 31, 1988 (the "1988 Form 10-K").

                    3(i)(c) Articles of Incorporation of MCH, filed September 30, 1986, and amendments, filed April 28, 1987, May 18, 1987, August 25, 1987 and February 23, 1988. Incorporated by reference to Exhibit 3(c) to the Form S-1.

                    3(i)(d) Amendment to Articles of Incorporation of MCH, filed April 25, 1989. Incorporated by reference to Exhibit 3(e) to Post-Effective Amendment No. 1 to the Registration Statement filed by MCH and Finance on Form S-1 under the Securities Act of 1933 (No. 33-23701) (the "Second Form S-1").

                    3(i)(e) Amendment to Articles of Incorporation of MCH, filed May 31, 1989. Incorporated by reference to Exhibit 3(f) to Post-Effective Amendment No. 2 to the Second Form S-1.

                    3(ii)(a) Bylaws of Finance. Incorporated by reference to Exhibit 3(c) to the 1988 Form 10-K.

                    3(ii)(b)   Bylaws of  MCH. Incorporated  by reference  to
                               Exhibit 3(d) to the Form S-1.

                    4(a) Indenture, dated as of March 15, 1988, with respect to Finance's Zero Coupon First Mortgage Notes Due March 15, 1998, together with exhibits (the "Zero Coupon Notes Indenture"). Incorporated by reference to
                               Exhibit 4(c) to the Form S-1.

                    4(b) First Supplemental Indenture, dated as of August 1, 1988, to the Zero Coupon Notes Indenture. Incorporated by reference to
                               Exhibit   4(f)  to  Amendment  No.  1  to  the
                               Form S-1.

                    4(c)       Second Supplemental  Indenture,  dated  as  of
                               January 15, 1990, to the Zero Coupon Notes Indenture. Incorporated by reference to Exhibit 4(l) to the Annual Report on Form 10-K of Finance for the fiscal year ended December 31, 1989.

                    4(d)       Third  Supplemental  Indenture,  dated  as  of
                               October 15, 1990, to the Zero Coupon Notes Indenture. Incorporated by reference to Exhibit 4(r) to Amendment No. 1 to the Annual Report on Form 10-K of Finance for the fiscal year ended December 31, 1990.

                    4(e) Fourth Supplemental Indenture, dated as of June 15, 1992, to the Zero Coupon Notes Indenture. Incorporated by reference to
                               Exhibit 19.4 to the Quarterly Report on Form 10-Q of MRI for the fiscal quarter ended June 30, 1992.

                    4(f) Indenture, dated as of March 31, 1993, with respect to Finance's 9 1/4% Senior Subordinated Notes Due March 15, 2003, together with exhibits. Incorporated by reference to Exhibit 4 to the Current Report on Form 8-K of MRI dated March 31, 1993.

                    10(a)      Deed  of  Trust,  Assignment  of   Rents   and
                               Security Agreement, dated as of March 23, 1988, from MCH in favor of First Interstate Bank of Nevada, N.A. ("FIBN"), as trustee. Incorporated by reference to Exhibit 10(xx) to the Annual Report on Form 10-K of MRI for the fiscal year ended December 31, 1987.

                    10(b) Tax Allocation Agreement, dated as of March 9, 1988, between Finance and MRI. Incorporated by reference to Exhibit 10(g) to the Form S-1.

                    10(c) Tax Allocation Agreement, dated as of January 1, 1988, between MCH and MRI. Incorporated by reference to Exhibit 10(h) to the Form S-1.

                    10(d)      Management Agreement, dated as  of  January 1,
                               1988, between MCH  and MRI.   Incorporated  by
                               reference to Exhibit 10(i) to the Form S-1.

                    10(e) Amendment Agreement, dated as of October 4, 1990, between MCH, as trustor, and FIBN, as beneficiary. Incorporated by reference to Exhibit 4.12 to the Current Report on Form 8-K of MRI dated October 4, 1990.

                    10(f) Management Agreement, dated as of January 1, 1992, between MRI and TI. Incorporated by reference to Exhibit 10(oo) to Amendment No. 2 to the Registration Statement filed by TI Finance, TI and MCH on Form S-1 under the Securities Act of 1933 (No. 33-45415) (the "TI Form S-1").

                    10(g) Easement, dated December 28, 1990, from MH in favor of Stephen A. Wynn. Incorporated by reference to Exhibit 10(ll) to Amendment No. 1 to the Registration Statement filed by MCH and Finance on Form S-1 under the Securities Act of 1933 (No. 33-38496).

                    10(h) Second Amendment to Deed of Trust, dated as of February 21, 1992, between MCH, as trustor, and FIBN, as beneficiary. Incorporated by reference to Exhibit 10(z) to the Annual Report on Form 10-K of Finance for the fiscal year ended December 31, 1991 (the "1991 Form 10-K").

                    10(i) Leasehold Deed of Trust, Assignment of Rents and Security Agreement, dated as of March 25, 1992, from TI in favor of FIBN, as trustee. Incorporated by reference to Exhibit 10(cc) to the 1991 Form 10-K.

                    10(j) Ground Lease, dated as of March 1, 1992, between MCH and TI. Incorporated by reference to Exhibit 10(nn) to Amendment No. 2 to the TI Form S-1.

                    10(k) Tax Allocation Agreement, dated as of January 1, 1992, between MRI and TI Finance. Incorporated by reference to Exhibit 10(qq) to Amendment No. 2 to the TI Form S-1.

                    10(l) Tax Allocation Agreement, dated as of January 1, 1992, between MRI and TI. Incorporated by reference to Exhibit 10(pp) to Amendment No. 2 to the TI Form S-1.

                    10(m) Amendment Agreement, dated as of November 24, 1992, between MCH, as trustor, and FIBN, as beneficiary. Incorporated by reference to
                               Exhibit 10(ddd) to the Annual Report on Form 10-K of MRI for the fiscal year ended December 31, 1992 (the "MRI 1992 Form 10-K").

                    10(n) First Amendment to Ground Lease, dated as of March 1, 1993, between MCH and TI. Incorporated by reference to Exhibit 10(ggg) to the MRI 1992 Form 10-K.

                    10(o) Second Amendment to Ground Lease, dated as of October 26, 1993, between MCH and TI. Incorporated by reference to Exhibit 10(bbb) to the Annual Report on Form 10-K of MRI for the fiscal year ended December 31, 1993.

                    10(p) Land Sales Contract, dated March 26, 1993, between MH and Stephen A. Wynn, together with exhibits. Incorporated by reference to
                               Exhibit 10(yy) to the Registration Statement filed by Finance and MCH on Form S-4 under the Securities Act of 1933 (No. 33-62514).

                    10(q) Reducing Revolving Loan Agreement, dated as of May 25, 1994, among MRI, MCH, TI, MR Realty, MH, each bank party thereto, Bank of
                               America National Trust and Savings Association, Bankers Trust Company, The Long-Term Credit Bank of Japan, Ltd., Los Angeles Agency and Societe Generale, as Co-Agents, and Bank of America National Trust and Savings Association, as Administrative Co-Agent (without schedules or exhibits) (the "MRI Loan Agreement"). Incorporated by reference to Exhibit 99 to the Current Report on Form 8-K of MRI dated May 25, 1994.

                    10(r) Amendment No. 1 to the MRI Loan Agreement, dated as of April 6, 1995 (without schedules or exhibits). Incorporated by reference to
                               Exhibit 10(b) to the Quarterly Report on Form 10-Q of MRI for the fiscal quarter ended March 31, 1995.

                    10(s) Amendment No. 2 to the MRI Loan Agreement, dated as of August 30, 1995 (without exhibits). Incorporated by reference to
                               Exhibit  10.1 to  the Quarterly Report on Form
                               10-Q of MRI for the fiscal quarter ended September 30, 1995 (the "MRI Form 10-Q").

                    10(t) Amendment No. 3 to the MRI Loan Agreement, dated as of August 30, 1995 (without exhibits). Incorporated by reference to
                               Exhibit 10.2 to the MRI Form 10-Q.

                    10(u) Amendment No. 4 to the MRI Loan Agreement, dated as of September 5, 1995 (without exhibits). Incorporated by reference to
                               Exhibit 10.3 to the MRI Form 10-Q.

                    10(v) Amendment No. 5 to the MRI Loan Agreement, dated as of October 16, 1995 (without exhibits). Incorporated by reference to
                               Exhibit 10(ccc) to the Annual Report on Form 10-K of MRI for the fiscal year ended December 31, 1995 (the "MRI 1995 Form 10-K").

                    10(w)      Issuing   and Paying  Agency Agreement,  dated
                               November 13, 1995, between MRI, MCH, TI, Bellagio, GNLV, CORP. and MH, as issuers, and BankAmerica National Trust Company, as issuing and paying agent (without exhibit). Incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K of MRI dated November 20, 1995 (the "MRI Form 8-K").

                    10(x) Form of Commercial Paper Note of MRI, MCH, TI, Bellagio, GNLV, CORP. and MH. Incorporated by reference to Exhibit 4.2 to the MRI Form 8-K.

                    10(y) Amendment No. 6 to the MRI Loan Agreement, dated as of November 30, 1995 (without
                               exhibits).   Incorporated   by   reference  to
                               Exhibit  10(ggg) to the MRI 1995 Form 10-K.

                    27         Financial Data Schedule.

                    99         Section entitled "Regulation  and   Licensing"
                               in Item 1 of Part I of the MRI 1995 Form 10-K.

            (b).    REPORTS ON FORM 8-K.

                    The Registrants filed no reports on Form 8-K during the three-month period ended December 31, 1995.

                      THE MIRAGE CASINO-HOTEL AND SUBSIDIARIES
                                         AND
                          GNS FINANCE CORP. AND SUBSIDIARY

                      REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

          To the Directors and Stockholder of
          THE MIRAGE CASINO-HOTEL and Subsidiaries and GNS FINANCE CORP. and Subsidiary

             We have audited the accompanying combined balance sheets of THE MIRAGE CASINO-HOTEL and subsidiaries and GNS FINANCE CORP. and subsidiary (collectively, the "Company") as of December 31, 1995 and 1994, and the related combined statements of operations and retained earnings (accumulated deficit) and cash flows for the years ended December 31, 1995 and 1994. These combined financial statements and the schedule referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these combined financial statements and schedule based on our audits.

             We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

             In our opinion, the financial statements referred to above present fairly, in all material respects, the combined financial position of THE MIRAGE CASINO-HOTEL and subsidiaries and GNS FINANCE CORP. and subsidiary as of December 31, 1995 and 1994, and the combined results of their operations and their cash flows for the years ended December 31, 1995 and 1994 in conformity with generally accepted accounting principles.

             Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The financial statement schedule for the years ended December 31, 1995 and 1994 listed in Item 14(a)(2) is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.
                                               ARTHUR ANDERSEN LLP

          Las Vegas, Nevada
          February 9, 1996

                      THE MIRAGE CASINO-HOTEL AND SUBSIDIARIES
                                         AND
                          GNS FINANCE CORP. AND SUBSIDIARY

                          REPORT OF INDEPENDENT ACCOUNTANTS

          To the Directors and Stockholder of
          THE MIRAGE CASINO-HOTEL and Subsidiaries and GNS FINANCE CORP. and Subsidiary
          Las Vegas, Nevada

             We have audited the combined statements of operations and retained earnings (accumulated deficit) and cash flows of THE MIRAGE CASINO-HOTEL and subsidiaries and GNS FINANCE CORP. and subsidiary (collectively, the "Company") for the year ended
          December 31, 1993. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

             We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

             In our opinion, the combined financial statements referred to above present fairly, in all material respects, the combined results of operations and cash flows of THE MIRAGE CASINO-HOTEL and subsidiaries and GNS FINANCE CORP. and subsidiary for the year ended December 31, 1993 in conformity with generally accepted accounting principles.

             Our audit was made  for the purpose  of forming an  opinion on the basic financial statements taken as a whole. The financial statement schedule listed in Item 14(a)(2) is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. The information included in the schedule for the year ended December 31, 1993 has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.

          COOPERS & LYBRAND

          Los Angeles, California
          February 11, 1994,
            except as to Note 2 which is dated
            September 1, 1994

                     THE MIRAGE CASINO-HOTEL AND SUBSIDIARIES
                                       AND
                         GNS FINANCE CORP. AND SUBSIDIARY

                             COMBINED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                      ASSETS

                                                                                    AT DECEMBER 31
                                                                             __________________________
                                                                                 1995            1994
                                                                             __________      __________
CURRENT ASSETS
  Cash and cash equivalents................................................  $   36,516      $   28,511
  Receivables, net of allowance for doubtful accounts
    of $44,862 and $34,990.................................................      73,070          56,788
  Inventories..............................................................      22,163          22,661
  Deferred income taxes....................................................      26,709          18,530
  Prepaid expenses and other...............................................       8,356           7,848
                                                                             __________      __________
          Total current assets.............................................     166,814         134,338
Property and equipment, net................................................   1,021,985       1,015,649
Other assets, net..........................................................       9,401          11,452
                                                                             __________      __________
                                                                             $1,198,200      $1,161,439
                                                                             ==========      ==========
                       LIABILITIES AND STOCKHOLDER'S EQUITY
CURRENT LIABILITIES
  Accounts payable.........................................................  $   72,186      $   64,593
  Accrued payroll..........................................................      29,231          21,909
  Other accrued expenses...................................................      31,890          29,436
  Amounts payable to Mirage Resorts, Incorporated
    and affiliates.........................................................      87,365          82,788
  Current maturities of notes payable to non-affiliates....................      41,882               -
                                                                             __________      __________
          Total current liabilities........................................     262,554         198,726
Notes payable to Mirage Resorts, Incorporated..............................           -         518,943
Notes payable to non-affiliates, net of current maturities.................     204,700         339,926
Other liabilities, including deferred  income taxes of
  $69,215 and $52,379......................................................      70,321          52,733
                                                                             __________      __________
          Total liabilities................................................     537,575       1,110,328
                                                                             __________      __________
COMMITMENTS AND CONTINGENCIES

STOCKHOLDER'S EQUITY
  Common stock, no par value: THE MIRAGE CASINO-HOTEL -
    authorized 1,000  shares, issued  and outstanding
    100 shares;  GNS FINANCE CORP. - authorized 2,500
    shares, issued and outstanding 200 and 100 shares......................     518,945               2
  Additional paid-in capital...............................................     107,142         107,142
  Retained earnings (accumulated deficit)..................................      34,538         (56,033)
                                                                             __________      __________
          Total stockholder's equity.......................................     660,625          51,111
                                                                             __________      __________
                                                                             $1,198,200      $1,161,439
                                                                             ==========      ==========

          The accompanying notes are an integral part of these combined financial statements.

                      THE MIRAGE CASINO-HOTEL AND SUBSIDIARIES
                                         AND
                          GNS FINANCE CORP. AND SUBSIDIARY

                        COMBINED STATEMENTS OF OPERATIONS AND
                       RETAINED EARNINGS (ACCUMULATED DEFICIT)

                                                                              YEAR ENDED DECEMBER 31
                                                                      _____________________________________
                                                                         1995          1994          1993
                                                                      __________    __________     ________
                                                                                  (IN THOUSANDS)
REVENUES
  Casino...........................................................   $  613,509    $  554,411     $414,000
  Rooms............................................................      224,042       213,193      137,941
  Food and beverage................................................      166,936       163,691      115,974
  Entertainment....................................................       84,719        69,580       56,733
  Retail...........................................................       56,780        60,516       41,464
  Other............................................................       38,805        37,930       19,228
                                                                      __________    __________     ________
                                                                       1,184,791     1,099,321      785,340
  Less - promotional allowances....................................      (97,768)      (92,010)     (76,736)
                                                                      __________    __________     ________
                                                                       1,087,023     1,007,311      708,604
                                                                      __________    __________     ________
COSTS AND EXPENSES
  Casino...........................................................      303,108       275,145      212,330
  Rooms............................................................       63,009        61,793       36,358
  Food and beverage................................................      105,657       106,441       70,894
  Entertainment....................................................       69,894        61,127       45,324
  Retail...........................................................       36,230        38,254       27,486
  Other............................................................       22,461        23,296       13,347
  Provision for losses on receivables..............................       22,895        20,185       19,837
  General and administrative.......................................      118,602       118,684       76,927
  Mirage Resorts, Incorporated management fee......................       60,163        55,247       39,373
  Depreciation.....................................................       68,541        75,509       55,265
  Corporate development............................................        2,700         1,899        3,461
  Preopening and related promotional expense.......................            -             -       29,793
                                                                      __________    __________     ________
                                                                         873,260       837,580      630,395
                                                                      __________    __________     ________
OPERATING INCOME...................................................      213,763       169,731       78,209
                                                                      __________    __________     ________

OTHER INCOME AND (EXPENSES)
  Interest cost
    Notes payable to non-affiliates................................      (28,181)      (47,913)     (63,380)
    Notes payable to Mirage Resorts, Incorporated..................      (14,235)      (35,729)     (13,366)
  Interest capitalized.............................................          284             -       18,239
  Other............................................................          438           409        2,748
                                                                      __________    __________     ________
                                                                         (41,694)      (83,233)     (55,759)
                                                                      __________    __________     ________
INCOME BEFORE FEDERAL INCOME TAXES AND EXTRAORDINARY ITEM..........      172,069        86,498       22,450
  Provision for federal income taxes...............................      (71,059)      (45,326)     (23,025)
                                                                      __________    __________     ________
INCOME (LOSS) BEFORE EXTRAORDINARY ITEM............................      101,010        41,172         (575)
  Extraordinary item - loss on early retirements of debt,
   net of applicable federal income tax benefit in 1994............      (10,439)      (14,975)     (13,876)
                                                                      __________    __________     ________
NET INCOME (LOSS)..................................................   $   90,571    $   26,197     $(14,451)

RETAINED EARNINGS (ACCUMULATED DEFICIT)
  Balance, beginning of year.......................................      (56,033)      (82,230)     (67,779)
                                                                      __________    __________     ________
  Balance, end of year.............................................   $   34,538    $  (56,033)    $(82,230)
                                                                      ==========    ==========     ========

          The accompanying notes are an integral part of these combined financial statements.

                      THE MIRAGE CASINO-HOTEL AND SUBSIDIARIES
                                         AND
                          GNS FINANCE CORP. AND SUBSIDIARY

                          COMBINED STATEMENTS OF CASH FLOWS
                                   (IN THOUSANDS)

                                                                                         YEAR ENDED DECEMBER 31
                                                                                  ___________________________________
                                                                                     1995         1994         1993
                                                                                  _________    _________    _________
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income (loss)............................................................   $  90,571    $  26,197    $ (14,451)
  Adjustments to reconcile net income (loss) to net
    cash provided by operating activities
      Provision for losses on receivables......................................      22,895       20,185       19,837
      Depreciation of property and equipment...................................      68,541       75,509       55,537
      Amortization of debt discount and issuance costs.........................      11,234       12,451       12,941
      Loss (gain) on disposal and abandonment of
        property and equipment.................................................       3,155       11,953         (283)
      Loss on early retirements of debt........................................      10,439       16,024       13,876
      Deferred income taxes....................................................       8,657        3,902       (3,973)
      Changes in assets and liabilities
        Increase in receivables and other operating assets.....................     (39,112)     (19,606)     (30,647)
        Increase (decrease) in trade accounts payable and
          accrued expenses.....................................................      17,763       (9,099)      34,023
      Other....................................................................      (2,065)        (560)         345
                                                                                  _________    _________    _________
               Net cash provided by operating activities.......................     192,078      136,956       87,205
                                                                                  _________    _________    _________

CASH FLOWS FROM INVESTING ACTIVITIES
  Capital expenditures.........................................................     (79,494)     (35,322)    (336,232)
  Decrease in non-current cash equivalents restricted for construction.........           -            -      144,251
  Decrease in deposit with affiliate for construction projects.................           -            -       12,945
  Decrease in construction accounts payable....................................        (394)      (2,171)     (17,274)
  Other........................................................................       1,462        2,488        1,042
                                                                                  _________    _________    _________
               Net cash used for investing activities..........................     (78,426)     (35,005)    (195,268)
                                                                                  _________    _________    _________

CASH FLOWS FROM FINANCING ACTIVITIES
  Increase (decrease) in management fee obligations to
    Mirage Resorts, Incorporated...............................................    (112,205)      55,247       39,373
  Advances from (to) Mirage Resorts, Incorporated and affiliates...............      (5,793)      44,077       36,256
  Increase (decrease) in income taxes currently payable to
    Mirage Resorts, Incorporated...............................................     (41,272)       4,869       26,998
  Notes payable to Mirage Resorts, Incorporated
    Borrowings.................................................................           -            -       75,000
    Repayments (excluding notes related to management
      fees and income taxes)...................................................    (353,022)           -      (10,000)
  Early retirements of long-term debt..........................................    (134,180)    (193,990)    (143,194)
  Proceeds from issuance of long-term debt.....................................           -            -       97,500
  Net increase (decrease) in bank credit facility and
    commercial paper borrowings................................................      21,882        3,000      (28,000)
  Other principal payments on debt.............................................           -      (27,074)         (52)
  Issuance of common stock to Mirage Resorts, Incorporated.....................     518,943            -            -
  Other........................................................................           -         (245)        (964)
                                                                                  _________    _________    _________
               Net cash provided by (used for) financing activities............    (105,647)    (114,116)      92,917
                                                                                  _________    _________    _________

CASH AND CASH EQUIVALENTS
  Increase (decrease) for the year.............................................       8,005      (12,165)     (15,146)
  Balance, beginning of year...................................................      28,511       40,676       55,822
                                                                                  _________    _________    _________
  Balance, end of year.........................................................   $  36,516    $  28,511    $  40,676
                                                                                  =========    =========    =========

SUPPLEMENTAL CASH FLOW DISCLOSURES
  Interest paid (including $16,309, $36,289 and $13,021 to
    Mirage Resorts, Incorporated), net of amounts capitalized..................   $  36,114    $  76,160    $  47,171
  Income taxes paid to Mirage Resorts, Incorporated (including
    amounts represented by a note payable).....................................     103,674       35,506            -

          The accompanying notes are an integral part of these combined financial statements.

                      THE MIRAGE CASINO-HOTEL AND SUBSIDIARIES
                                         AND
                          GNS FINANCE CORP. AND SUBSIDIARY

                       NOTES TO COMBINED FINANCIAL STATEMENTS

          NOTE 1 -  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

             BASIS OF PRESENTATION AND BACKGROUND INFORMATION. The combined financial statements include the consolidated accounts of THE MIRAGE CASINO-HOTEL ("MCH") and its wholly owned subsidiaries, Treasure Island Corp. ("TI") and MH, INC. ("MH"), combined with the consolidated accounts of GNS FINANCE CORP. ("Finance") and its wholly owned subsidiary, Treasure Island Finance Corp. ("TI Finance") (collectively, the "Company"). All significant intercompany balances and transactions have been eliminated in consolidation or combination, as appropriate.

             MCH and Finance are wholly owned Nevada subsidiaries of Mirage Resorts, Incorporated ("MRI"). MCH owns and operates The Mirage, a hotel-casino and destination resort located near the center of the Las Vegas Strip. TI owns and operates Treasure Island, a pirate-themed hotel-casino resort located adjacent to The Mirage, which opened on October 26, 1993. MH owns and operates an exclusive world-class golf course and related facilities known as Shadow Creek, located approximately 10 miles from The Mirage and Treasure Island. Finance and TI Finance function solely as financing corporations to raise funds for the benefit of MCH and TI, respectively.

             MRI, through other wholly owned Nevada subsidiaries, also owns and operates the Golden Nugget, a hotel-casino in downtown Las Vegas, and the Golden Nugget-Laughlin, a hotel-casino in Laughlin, Nevada. MRI, through another wholly owned subsidiary, is also constructing Bellagio, a major new 3,000-guest room luxury hotel, casino and resort facility, on 120 acres near the center of the Las Vegas Strip. Additionally, MRI, through another wholly owned subsidiary, is a 50% partner in a joint venture that is constructing Monte Carlo, a 3,024-guest room, mid-priced resort on 46 acres located adjacent to the Bellagio site. The combined financial statements include various transactions between the Company and MRI and its wholly owned subsidiaries (see Note 3).

             The combined financial statements have been prepared in conformity with generally accepted accounting principles. Those principles require management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

                      THE MIRAGE CASINO-HOTEL AND SUBSIDIARIES
                                         AND
                          GNS FINANCE CORP. AND SUBSIDIARY

                 NOTES TO COMBINED FINANCIAL STATEMENTS (CONTINUED)

          NOTE 1 -  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

             CASINO REVENUES  AND  PROMOTIONAL  ALLOWANCES.   The  Company
          recognizes as casino revenues the net win from gaming activities, which is the difference between gaming wins and losses. Revenues include the estimated retail value of rooms, food and beverage and other goods and services provided to customers on a complimentary basis as follows:

                                                      YEAR ENDED DECEMBER 31
                                                 _______________________________
                                                   1995        1994       1993
                                                 _______     _______     _______
                                                          (IN THOUSANDS)
             Rooms............................   $43,535     $41,357     $36,985
             Food and beverage................    49,332      46,802      35,608
             Other............................     4,901       3,851       4,143
                                                 _______     _______     _______
                                                 $97,768     $92,010     $76,736
                                                 =======     =======     =======

             Such amounts are then deducted as promotional allowances. The estimated costs of providing these promotional allowances of $63,226,000 in 1995, $60,575,000 in 1994 and $47,929,000 in 1993
          have been classified primarily as casino costs and expenses.

            CASH AND CASH EQUIVALENTS. The Company classifies as cash equivalents all highly liquid debt instruments with a maturity of three months or less when purchased. Cash equivalents are carried at cost which approximates fair value.

            CONCENTRATIONS OF CREDIT RISK.     Financial instruments  which
          potentially subject the Company to concentrations of credit risk consist principally of short-term investments and receivables.

             The Company's short-term investments typically consist of U.S. Government-backed repurchase agreements with maturities of 30 days or less. Such investments are made with financial institutions having a high credit quality and the Company limits the amount of its credit exposure to any one financial institution. Due to the short-term nature of the instruments, the Company does not take possession of the securities, which are instead held in a custodial account.

                      THE MIRAGE CASINO-HOTEL AND SUBSIDIARIES
                                         AND
                          GNS FINANCE CORP. AND SUBSIDIARY

                 NOTES TO COMBINED FINANCIAL STATEMENTS (CONTINUED)

          NOTE 1 -  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

             The Company extends credit to a limited number of casino patrons, but only following background checks and investigations of creditworthiness. At December 31, 1995, a substantial portion of the receivables was due from foreign customers. The collectibility of these receivables could be affected by future business or economic trends or other significant events in the countries in which such customers reside. At December 31, 1995, no individual customer accounted for more than five percent of the Company's total receivables.

             The Company maintains an allowance for doubtful accounts to reduce its receivables to their carrying amount, which approximates fair value. Management believes that as of December 31, 1995, no significant concentrations of credit risk existed for which an allowance had not already been determined and recorded.

             INVENTORIES. Inventories are stated at the lower of cost or market value. Cost is determined by the first-in, first-out and specific identification methods.

             PROPERTY AND EQUIPMENT. Property and equipment are stated at cost. Depreciation is provided over the estimated useful lives of the assets using the straight-line method for financial reporting purposes and accelerated methods for income tax purposes.

             The costs of significant improvements are capitalized. Costs of normal repairs are charged to expense as incurred.
          The cost and accumulated depreciation of property and equipment retired or otherwise disposed of are eliminated from the respective accounts and any resulting gain or loss is included in income.

            CAPITALIZED INTEREST. The Company capitalizes interest costs associated with major construction projects. When no debt is incurred specifically for a project, interest is capitalized on amounts expended on the project at the weighted average cost of the Company's outstanding borrowings. The amount of interest capitalized in any accounting period cannot exceed the Company's total interest cost in such period. Capitalization of interest ceases when the project is substantially complete.

            DEBT DISCOUNT AND ISSUANCE COSTS. Debt discount and issuance costs are capitalized and amortized to expense based on the terms of the related debt agreements using the effective interest method or a method which approximates the effective interest method.

                      THE MIRAGE CASINO-HOTEL AND SUBSIDIARIES
                                         AND
                          GNS FINANCE CORP. AND SUBSIDIARY

                 NOTES TO COMBINED FINANCIAL STATEMENTS (CONTINUED)

          NOTE 1 -  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

             PREOPENING EXPENSE. Preopening expense, representing primarily direct personnel and other operating costs incurred prior to the opening of a new hotel-casino, are capitalized as incurred and amortized to expense on a straight-line basis over the 60-day period following opening of the related facility. As a result, the capitalized preopening costs associated with the development of Treasure Island were fully charged to expense during 1993 following the October 26 commencement of operations.

             RECLASSIFICATIONS. Certain amounts in the 1994 and 1993 combined financial statements have been reclassified to conform with the 1995 presentation. These reclassifications had no effect on the Company's results of operations.

          NOTE 2 -  MERGER

             Effective September 1, 1994, New City Development, Inc. ("New City"), a wholly owned subsidiary of MRI, was merged into and became a division of TI. The merger has been accounted for in a manner similar to the pooling of interest method and, accordingly, the combined financial statements have been restated to reflect the merger. The Combined Statements of Operations and Retained Earnings (Accumulated Deficit) for 1994 and 1993 have been restated to include New City's net losses of $919,000 and $2,237,000, respectively. Previously reported revenue amounts were not affected by the merger.

          NOTE 3 -  TRANSACTIONS WITH MRI AND AFFILIATES

             Pursuant to separate management agreements with MRI, MCH and TI is each charged a management fee equal to 5% of revenues (before deduction of promotional allowances) primarily for executive assistance and administrative support. The services provided include financial and business planning, insurance policy evaluation and procurement and legal and accounting services.

             The Company also reimburses MRI and its subsidiaries for the cost of various services not covered by the management agreements. The Company was charged $13,592,000 in 1995, $13,578,000 in 1994 and $16,313,000 in 1993 for its use of MRI's
          corporate aircraft and  computer software and  for marketing  and advertising services provided by certain MRI subsidiaries. Another MRI subsidiary provides architectural, construction management and interior design and furnishings procurement services to the Company.

             The Company charges MRI for the retail value of complimentary items used by MRI executives and business associates. MH charges

                      THE MIRAGE CASINO-HOTEL AND SUBSIDIARIES
                                         AND
                          GNS FINANCE CORP. AND SUBSIDIARY

                 NOTES TO COMBINED FINANCIAL STATEMENTS (CONTINUED)

          NOTE 3 -  TRANSACTIONS WITH MRI AND AFFILIATES (CONTINUED)

          MRI's subsidiary that owns and operates the Golden Nugget for its use of Shadow Creek. During 1995, 1994 and 1993, charges to such subsidiary totaled $526,000, $470,000 and $699,000, respectively.

             In November and December 1993, MCH repaid $108,000,000 of the amount borrowed under a previous bank credit facility, of which $75,000,000 was provided by the proceeds from demand notes issued to MRI in November 1993. In December 1993, MCH and TI issued long-term notes to MRI aggregating $473,706,000. These notes bore interest at the six-month London Interbank Offered Rate ("LIBOR") plus 3%. The principal amount of the long-term notes represented unpaid management fees and income taxes as well as certain intercompany advances and the total outstanding principal balance of a demand note issued in November 1992 and the November 1993 notes, which were canceled. Amounts that became due under the management agreements and the tax allocation agreements (see
          Note 6) were  added to the  principal balance  of the  respective long-term notes. On April 11, 1995, the $518,943,000 outstanding principal balance of the long-term notes was repaid by the Company using the proceeds from the sale to MRI of 100 shares of Finance's common stock.

             During 1994, MRI and its subsidiary that owns and operates the Golden Nugget provided non-interest-bearing advances aggregating approximately $48 million to TI. TI used such funds to retire a portion of the outstanding principal amount of TI Finance's 9 7/8% first mortgage notes and to repay a portion of the borrowings outstanding under the revolving bank credit facility (see Note 5).

             Amounts payable to Mirage Resorts, Incorporated and affiliates (exclusive of amounts owed under the long-term notes at December 31, 1994) consisted of the following:

                                                            AT DECEMBER 31
                                                          __________________
                                                            1995      1994
                                                          _______    _______
                                                            (IN THOUSANDS)
               Management fees.........................   $15,591    $13,637
               Advances................................    54,983     60,776
               Income taxes............................    16,791      6,301
               Interest................................         -      2,074
                                                          _______    _______
                                                          $87,365    $82,788
                                                          =======    =======

                      THE MIRAGE CASINO-HOTEL AND SUBSIDIARIES
                                         AND
                          GNS FINANCE CORP. AND SUBSIDIARY

                 NOTES TO COMBINED FINANCIAL STATEMENTS (CONTINUED)

          NOTE 4 -  PROPERTY AND EQUIPMENT

            Property and equipment consisted of the following:

                                                                                      AT DECEMBER 31
                                                                               __________________________
                                                                                  1995            1994
                                                                               __________      __________
                                                                                      (IN THOUSANDS)
               Land.........................................................   $  102,857      $  102,875
               Land improvements............................................      110,163         109,347
               Buildings....................................................      669,391         654,339
               Furniture, fixtures and equipment............................      408,006         382,242
               Construction in progress.....................................       20,897           4,692
                                                                               __________      __________
                                                                                1,311,314       1,253,495
               Less accumulated depreciation................................     (289,329)       (237,846)
                                                                               __________      __________
                                                                               $1,021,985      $1,015,649
                                                                               ==========      ==========

          NOTE 5 -  NOTES PAYABLE TO NON-AFFILIATES

            Notes payable to non-affiliates consisted of the following:

                                                                                      AT DECEMBER 31
                                                                               __________________________
                                                                                  1995            1994
                                                                               __________      __________
                                                                                      (IN THOUSANDS)
               Zero coupon first mortgage notes (effective
                 interest rate of 11%), due March 1998......................  $   104,700      $   93,935
               9 7/8% first mortgage notes, redeemed in April 1995..........            -         125,991
               9 1/4% senior subordinated notes, due March 2003.............      100,000         100,000
               Bank credit facility at a floating interest rate
                 (6.448% at December 31, 1995)..............................       25,000          20,000
               Commercial paper at a weighted average effective
                 interest rate of 6.34%.....................................       16,882               -
                                                                               __________      __________
                                                                                  246,582         339,926
               Less current maturities......................................      (41,882)              -
                                                                               __________      __________
                                                                               $  204,700      $  339,926
                                                                               ==========      ==========

                      THE MIRAGE CASINO-HOTEL AND SUBSIDIARIES
                                        AND
                          GNS FINANCE CORP. AND SUBSIDIARY

                 NOTES TO COMBINED FINANCIAL STATEMENTS (CONTINUED)

          NOTE 5 -  NOTES PAYABLE TO NON-AFFILIATES (CONTINUED)

             The zero coupon first mortgage notes were issued by Finance in March 1988. The notes are collateralized by first liens on The
          Mirage and Treasure Island and are guaranteed by MCH. The net proceeds from the offering were used to fund a portion of the cost of the development and construction of The Mirage. The notes are shown in the above table at their accreted value rather than their face amount, as the holders of the notes are not entitled to the face amount upon default or other accelerated maturity, but only to the accreted value. The unamortized debt discount was $28,300,000 and $39,065,000 at December 31, 1995
          and 1994, respectively.

             The 9 1/4% senior subordinated notes were issued by Finance in March 1993. As required by the indenture governing the notes, the net proceeds from the offering were used to retire senior indebtedness related to The Mirage and Treasure Island. The notes are guaranteed by MCH and are redeemable at the option of Finance, in whole or in part, on or after March 15, 1998 at prices set forth in the indenture.

            On April 6, 1995, MRI's $525 million revolving bank credit facility maturing in May 1999 was amended to increase the total availability to $1 billion (as so amended, the "Facility").

             Borrowings under the Facility bear interest at a specified premium over, at the borrower's option, the prime rate or the one-, two-, three- or six-month LIBOR. The premium is based on MRI's Annualized Funded Debt Ratio (as defined) and the rating of the zero coupon first mortgage notes. The premium is currently zero for prime rate borrowings and 75 basis points for LIBOR borrowings. Alternatively, bids may be requested from the participating banks, which in the past has resulted in borrowings at less than these premiums. MRI incurred all costs associated with amending the Facility and pays commitment fees on the unused portion of the Facility. MRI also pays a fee on the portion of the Facility supporting outstanding commercial paper borrowings discussed below.

                      THE MIRAGE CASINO-HOTEL AND SUBSIDIARIES
                                         AND
                          GNS FINANCE CORP. AND SUBSIDIARY

                 NOTES TO COMBINED FINANCIAL STATEMENTS (CONTINUED)

          NOTE 5 -  NOTES PAYABLE TO NON-AFFILIATES (CONTINUED)

             MRI and most of its significant subsidiaries, including MCH, MH and TI, are directly liable for or have guaranteed the repayment of borrowings under the Facility. Borrowings under the Facility are currently uncollateralized. If MRI's Leverage Ratio (as defined) were to exceed 2.75 to 1.0, or if the rating of the zero coupon first mortgage notes were to decline to below investment grade, the banks would be granted a first lien on the Golden Nugget hotel-casino, Bellagio, Shadow Creek and certain other assets, including The Mirage and Treasure Island if the zero coupon first mortgage notes are then no longer outstanding. MRI has agreed, with certain limited exceptions, not to dispose of or further encumber such properties and assets without the approval of its bank group.

             The credit agreement governing the Facility contains covenants requiring MRI and most of its subsidiaries, including MCH, MH and TI, to maintain a specified tangible net worth and certain financial ratios. The credit agreement also contains covenants that limit to various permitted amounts the ability of MRI and most of its subsidiaries, including MCH, MH and TI, to, among other things, incur additional debt, commit funds to capital expenditures or new business ventures, make investments, merge or sell assets.

             MRI has established a commercial paper program that provides for the issuance, on a revolving basis, of up to $350 million outstanding principal amount of uncollateralized short-term notes. Credit availability is required to be maintained under the Facility equal to the outstanding principal amount of commercial paper borrowings.

             Borrowings under the Facility and commercial paper at December 31, 1995 have been classified as current liabilities because management does not intend to replace such borrowings as they come due.

             The indenture governing the 9 1/4% senior subordinated notes generally limits dividend payments by the Company and repurchases of its capital stock to the proceeds received from the sale of MCH or Finance equity securities plus 50% of cumulative net income (or minus 100% of cumulative net loss) recognized by the Company since October 1, 1989. The indenture governing the zero coupon first mortgage notes has similar provisions, but the restrictions apply only to MCH and its subsidiaries. Finance's net income (loss) and proceeds from the sale of its equity securities are excluded from the calculation of permitted payments. This indenture does not restrict Finance and TI Finance from paying dividends on or repurchasing their capital stock.

                      THE MIRAGE CASINO-HOTEL AND SUBSIDIARIES
                                         AND
                          GNS FINANCE CORP. AND SUBSIDIARY

                 NOTES TO COMBINED FINANCIAL STATEMENTS (CONTINUED)

          NOTE 5 -  NOTES PAYABLE TO NON-AFFILIATES (CONTINUED)

             During the three years ended December 31, 1995, the Company retired, prior to scheduled maturities, certain of the publicly held debt securities issued by Finance and TI Finance. The debt securities and respective principal amounts retired, and the resulting aggregate extraordinary losses, were as follows:

                                                               YEAR ENDED DECEMBER 31
                                                           _______________________________
                                                             1995        1994       1993
                                                           ________    ________   ________
                                                                    (IN THOUSANDS)
               13 3/4% first mortgage notes.............   $      -    $      -   $100,000
               Zero coupon first mortgage notes(a)......          -      10,320          -
               9 7/8% first mortgage notes..............    125,991     174,009          -
               12% second mortgage notes................          -           -     33,350
                                                           ________    ________   ________
                                                           $125,991    $184,329   $133,350
                                                           ========    ========   ========
               Extraordinary loss.......................   $ 10,439    $ 13,028   $ 13,876
                                                           ========    ========   ========

               _______________
               (a) Represents the accreted value of the notes on the date of retirement. The face amount of the notes retired was $15.0 million.

             In addition, during 1994 MCH incurred an extraordinary loss of $1,947,000, net of applicable federal income tax benefit of $1,049,000, in connection with the write-off of the unamortized deferred financing costs associated with a previous bank credit facility.

             Maturities of the Company's notes payable to non-affiliates during the five years subsequent to December 31, 1995 are $41.9 million in 1996 and $133.0 million in 1998.

             The estimated fair value of the Company's notes payable to non-affiliates at December 31, 1995 was approximately $266 million, versus their book value of approximately $247 million. At December 31, 1994, the estimated fair value of the Company's notes payable to non-affiliates was approximately $350 million, versus their book value of approximately $340 million. The estimated fair value amounts were based on quoted market prices on or about December 31, 1995 and 1994 for the Company's debt securities that are traded. For the debt securities that are not traded, fair value was estimated based on the quoted market prices for similar issues or on the current rates offered to the Company for debt having the same remaining maturities.

                      THE MIRAGE CASINO-HOTEL AND SUBSIDIARIES
                                         AND
                          GNS FINANCE CORP. AND SUBSIDIARY

                 NOTES TO COMBINED FINANCIAL STATEMENTS (CONTINUED)

          NOTE 6 -  FEDERAL INCOME TAXES

             MRI and its subsidiaries file federal income tax returns on a consolidated basis. MRI has tax allocation agreements with each of its key subsidiaries (including MCH, TI, Finance and TI Finance) which require each of them to reimburse MRI for the amount of tax they would pay on a stand-alone basis. This includes reimbursement for any additional taxes and interest thereon resulting from Internal Revenue Service audit adjustments.

             Accordingly, the tax provision is not calculated on the combined income or loss of MCH, TI, Finance and TI Finance. Instead, it reflects the sum of their respective tax provisions and benefits. MCH had income in all three years and accrued taxes at a rate approximating the federal income tax statutory rate. TI had income in 1995 and 1994 and also accrued taxes at a rate approximating the statutory rate. In 1993, TI incurred a loss and recorded an income tax benefit approximating the statutory rate. Finance and TI Finance incurred losses in all three years and did not recognize a tax benefit from such losses. Tax benefits of net operating loss carryforwards are not recognized for financial reporting purposes until it is more likely than not that such benefits will be realized. The realization of any tax benefit by Finance or TI Finance from their net operating loss carryforwards is unlikely, as they have no operations and are unlikely to have future taxable income.

             The sum of these individual tax provisions and benefits resulted in a combined provision in 1995, 1994 and 1993 at a rate above the statutory rate.

             The combined provision for federal income taxes for financial reporting purposes consisted of the following:

                                                                    YEAR ENDED DECEMBER 31
                                                                 ___________________________
                                                                   1995      1994      1993
                                                                 _______   _______   _______
                                                                        (IN THOUSANDS)
               Income from continuing operations..............   $71,059   $45,326   $23,025
               Tax benefit from extraordinary loss on early
                 retirement of debt...........................         -    (1,049)        -
                                                                 _______   _______   _______
                                                                 $71,059   $44,277   $23,025
                                                                 =======   =======   =======

                      THE MIRAGE CASINO-HOTEL AND SUBSIDIARIES
                                        AND
                          GNS FINANCE CORP. AND SUBSIDIARY

                 NOTES TO COMBINED FINANCIAL STATEMENTS (CONTINUED)

          NOTE 6 -  FEDERAL INCOME TAXES (CONTINUED)

            The combined provision for federal income taxes attributable to income from continuing operations consisted of the following:

                                                                        YEAR ENDED DECEMBER 31
                                                                   _______________________________
                                                                     1995        1994       1993
                                                                   _______     _______     _______
                                                                           (IN THOUSANDS)
               Current..........................................   $62,402     $41,424     $26,998
               Deferred.........................................     8,657       3,902      (3,973)
                                                                   _______     _______     _______
                                                                   $71,059     $45,326     $23,025
                                                                   =======     =======     =======

             The combined provision for federal income taxes attributable to income from continuing operations differs from the amount computed at the federal income tax statutory rate as a result of the following:

                                                                        YEAR ENDED DECEMBER 31
                                                                   _______________________________
                                                                     1995        1994       1993
                                                                   _______     _______     _______
                                                                           (IN THOUSANDS)
               Amount at statutory rate.........................   $60,224     $30,274     $ 7,858
               Unutilized net operating loss carryforwards......     8,370      15,605      14,295
               Change in statutory rate.........................         -           -       1,006
               Other............................................     2,465        (553)       (134)
                                                                   _______     _______     _______
                                                                   $71,059     $45,326     $23,025
                                                                   =======     =======     =======

             The Company increased its 1993 combined federal income tax provision and deferred tax liability as a result of legislation enacted in August 1993 which increased the federal income tax statutory rate from 34% to 35% effective January 1, 1993.

                      THE MIRAGE CASINO-HOTEL AND SUBSIDIARIES
                                         AND
                          GNS FINANCE CORP. AND SUBSIDIARY

                 NOTES TO COMBINED FINANCIAL STATEMENTS (CONTINUED)

          NOTE 6 -  FEDERAL INCOME TAXES (CONTINUED)

             The components of the deferred tax liability consisted of the following:

                                                                                 AT DECEMBER 31
                                                                             _____________________
                                                                                1995        1994
                                                                             _________   _________
                                                                                 (IN THOUSANDS)
             DEFERRED TAX LIABILITIES
               Temporary differences related to property and equipment....   $  80,764   $  76,592
               Other temporary differences................................       6,222       2,878
                                                                             _________    ________
                   Gross deferred tax liabilities.........................      86,986      79,470
                                                                             _________    ________

             DEFERRED TAX ASSETS
               Alternative minimum tax credit(a)..........................      15,811       6,386
               Provision for losses on receivables........................      15,702      12,246
               Preopening expense, net of amortization....................       4,243       5,786
               Other temporary differences................................       8,266      11,377
               Loss carryforwards.........................................     156,738     154,083
               Valuation allowance........................................    (156,280)   (144,257)
                                                                             _________   _________
                   Net deferred tax assets................................      44,480      45,621
                                                                             _________   _________
                                                                             $  42,506   $  33,849
                                                                             =========   =========

             _______________
             (a) The excess of the alternative minimum tax over the regular federal income tax is a tax credit which can be carried forward indefinitely to reduce future federal income tax liabilities.

                      THE MIRAGE CASINO-HOTEL AND SUBSIDIARIES
                                         AND
                          GNS FINANCE CORP. AND SUBSIDIARY

                 NOTES TO COMBINED FINANCIAL STATEMENTS (CONTINUED)

          NOTE 6 -  FEDERAL INCOME TAXES (CONTINUED)

             At December 31, 1995, Finance and TI Finance had combined net operating loss carryforwards totaling approximately $443.6 million which expire at various dates through 2010. At December 31, 1995, MCH had capital loss carryforwards of approximately $2.9 million which expire in 1996 and 1997. A valuation allowance has been established to eliminate the tax benefits associated with these carryforwards because management believes the Company will not obtain any tax benefits from these deferred tax assets. At December 31, 1995, TI had a net operating loss carryforward of approximately $1.3 million. Management anticipates that the Company will realize tax benefits from this carryforward.

          NOTE 7 -  EMPLOYEE BENEFIT PLANS

             Employees of the Company who are members of various unions are covered by union-sponsored, collectively bargained, multi-employer health and welfare and defined benefit pension plans. The Company recorded an expense of $22,607,000 in 1995, $20,564,000 in 1994 and $16,944,000 in 1993 under such plans.
          Sufficient information is not available from the plans' sponsors to permit the Company to determine its share of unfunded vested benefits, if any.

             The Company's non-union employees are covered by MRI's retirement savings plan under Section 401(k) of the Internal Revenue Code. The plan allows employees to defer up to the lesser of the Internal Revenue Code-prescribed maximum amount ($9,240 for 1995) or 15% of their income on a pre-tax basis through contributions to the plan. The Company matches 50% of eligible employees' contributions up to a maximum of 4% of their individual earnings (provided that, for such purpose, earnings may not exceed $150,000 per year). The Company recorded charges for matching contributions of $2,678,000 in 1995, $1,988,000 in 1994 and $1,798,000 in 1993.

             Certain key executives of the Company are also included in MRI's executive deferred compensation plan. Under the terms of the plan, each executive will be entitled to a retirement benefit payable in 120 equal monthly installments commencing in the month following the vesting date. Vesting is based upon age and years of service. The amount of the annual benefit payable to each executive will be equal to his annual salary on the date he entered the plan increased by 8% per year from the later of the effective date or the date the executive has completed 10 years

                      THE MIRAGE CASINO-HOTEL AND SUBSIDIARIES
                                         AND
                          GNS FINANCE CORP. AND SUBSIDIARY

                 NOTES TO COMBINED FINANCIAL STATEMENTS (CONTINUED)

          NOTE 7 -  EMPLOYEE BENEFIT PLANS (CONTINUED)

          of full-time service to the vesting date, or to the date payment commences if the executive remains employed on a full-time basis and elects to defer payment. Benefits payable under the plan represent unfunded and unsecured liabilities of MRI, and the present value of such benefits is being charged ratably to expense over the respective vesting period of each executive. In addition, a separate deferred compensation agreement exists between MCH and an executive not included in the plan. The Company recorded deferred compensation expense totaling $725,000 in 1995, $1,152,000 in 1994 and $1,049,000 in 1993.

          NOTE 8 -  COMMITMENTS AND CONTINGENCIES

             LEASES. The Company leases various equipment under operating lease arrangements. Future minimum lease commitments in effect at December 31, 1995 aggregate approximately $2.7 million, payable during 1996 through 1999. Aggregate rent expense was $1,324,000 in 1995, $1,598,000 in 1994 and $1,555,000 in 1993.

            ENTERTAINMENT SERVICES. The Company has entered into two agreements for major productions appearing in the showrooms at The Mirage and Treasure Island. These agreements expire in 1998 and 1999, respectively. Under the terms of the agreements, the Company is required to pay the producers of the shows a total of approximately $28 million per year and a percentage of show revenues in excess of a specified amount or a percentage of show profits. The producers are responsible for paying the talent and most other costs of presenting the shows. Future minimum payments remaining under the agreements at December 31, 1995 total approximately $94 million. However, such payments are contingent upon the actual performance of shows and under certain conditions, including failure of the respective show to achieve specified financial results, the Company may terminate the agreements without material financial obligation. The Company made payments pursuant to the agreements and a previous agreement totaling approximately $46.7 million in 1995, $46.8 million in 1994 and $31.6 million in 1993. The agreements can be extended at the Company's option until 2001 for the production at The Mirage and until 2004 for the production at Treasure Island.

            LITIGATION. The Company is a party to various legal proceedings, most of which relate to routine matters incidental to its business. Management does not believe that the outcome of such proceedings will have a material adverse effect on the Company's financial position or results of operations.

                      THE MIRAGE CASINO-HOTEL AND SUBSIDIARIES
                                         AND
                          GNS FINANCE CORP. AND SUBSIDIARY

                 NOTES TO COMBINED FINANCIAL STATEMENTS (CONTINUED)


          NOTE 9 - QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

                                                                     FIRST      SECOND       THIRD       FOURTH        TOTAL
                                                                   ________    ________     ________    ________    __________
                                                                                         (IN THOUSANDS)
          1995
          Gross revenues........................................   $313,814    $263,216     $300,900    $306,861    $1,184,791
          Promotional allowances................................    (24,223)    (21,938)     (24,955)    (26,652)      (97,768)
          Net revenues..........................................    289,591     241,278      275,945     280,209     1,087,023
          Operating income......................................     64,664      36,422       57,711      54,966       213,763
          Other expenses, net...................................    (20,833)     (8,618)      (6,370)     (5,873)      (41,694)
          Income before extraordinary item......................     25,648      16,146       32,110      27,106       101,010
          Extraordinary loss on early retirements of debt.......    (10,439)          -            -           -       (10,439)
          Net income............................................     15,209      16,146       32,110      27,106        90,571

          1994
          Gross revenues........................................   $262,352    $268,619     $296,941    $271,409    $1,099,321
          Promotional allowances................................    (24,431)    (21,688)     (23,095)    (22,796)      (92,010)
          Net revenues..........................................    237,921     246,931      273,846     248,613     1,007,311
          Operating income......................................     30,298      41,460       59,656      38,317       169,731
          Other expenses, net...................................    (21,429)    (20,912)     (21,108)    (19,784)      (83,233)
          Income before extraordinary item......................        917       8,868       20,923      10,464        41,172
          Extraordinary loss on early retirements of debt.......          -      (5,973)      (4,265)     (4,737)      (14,975)
          Net income............................................        917       2,895       16,658       5,727        26,197

             In the fourth quarter of 1994, the Company recorded an $11.0 million abandonment charge in connection with a guest room enhancement program at The Mirage that was completed in August 1995.

                                     SIGNATURES

             Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             GNS FINANCE CORP.

                                             By: STEPHEN A. WYNN
                                                 __________________________
                                                 Stephen A. Wynn, President

          Dated:  March 29, 1996

          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

                Signature                            Title                          Date
                _________                            _____                          ____


              STEPHEN A. WYNN           Chairman of the Board and President     March 29, 1996
          ______________________
              Stephen A. Wynn            (Principal Executive Officer)



               DANIEL R. LEE            Treasurer and Director (Principal       March 29, 1996
          ______________________
               Daniel R. Lee             Financial and Accounting Officer)



              BRUCE A. LEVIN            Director                                March 29, 1996
          ______________________
              Bruce A. Levin

                                     SIGNATURES

             Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          THE MIRAGE CASINO-HOTEL

                                          By:  ROBERT H. BALDWIN
                                               ____________________________
                                               Robert H. Baldwin, President

          Dated:  March 29, 1996

             Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

                 Signature                           Title                          Date
                 _________                           _____                          ____

              STEPHEN A. WYNN           Chairman of the Board                   March 29, 1996
          ______________________
              Stephen A. Wynn

             ROBERT H. BALDWIN          President and Chief Executive Officer   March 29, 1996
          ______________________
             Robert H. Baldwin           (Principal Executive Officer)

              DOUGLAS G. POOL           Senior Vice President, Treasurer        March 29, 1996
          ______________________
              Douglas G. Pool            and Chief Financial Officer (Principal
                                         Financial and Accounting Officer)

              ELAINE P. WYNN            Director                                March 29, 1996
          ______________________
              Elaine P. Wynn

              GEORGE J. MASON           Director                                March 29, 1996
          ______________________
              George J. Mason

            MELVIN B. WOLZINGER         Director                                March 29, 1996
          ______________________
            Melvin B. Wolzinger

             RONALD M. POPEIL           Director                                March 29, 1996
          ______________________
             Ronald M. Popeil

             DANIEL B. WAYSON           Director                                March 29, 1996
          ______________________
             Daniel B. Wayson

            RICHARD D. BRONSON          Director                                March 29, 1996
          ______________________
            Richard D. Bronson

                                                                    SCHEDULE II

                         THE MIRAGE CASINO-HOTEL AND SUBSIDIARIES
                                           AND
                             GNS FINANCE CORP. AND SUBSIDIARY

                            VALUATION AND QUALIFYING ACCOUNTS

                   FOR THE YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993


                                                           ADDITIONS
                                                 ___________________________
                                                 BALANCE  AT      CHARGED TO     CHARGED                   BALANCE
                                                  BEGINNING       COSTS AND     TO  OTHER    DEDUCTIONS    AT  END
          DESCRIPTION                              OF YEAR         EXPENSES     ACCOUNTS         (A)       OF YEAR
          ___________                            ___________      __________    _________    __________    _______
                                                                             (IN THOUSANDS)
          Receivables
            Allowance for doubtful accounts
              Year Ended December 31, 1995........ $ 34,990        $22,895     $ 1,150 (b)     $14,173     $ 44,862
              Year Ended December 31, 1994........ $ 23,224        $20,185     $   833 (b)     $ 9,252     $ 34,990
              Year Ended December 31, 1993........ $ 28,497        $19,837     $   884 (b)     $25,994     $ 23,224
          Federal income taxes
            Valuation allowance
              Year Ended December 31, 1995........ $144,257        $     -     $12,023 (c)     $     -     $156,280
              Year Ended December 31, 1994........ $124,185        $   (93)    $20,165 (c)     $     -     $144,257
              Year Ended December 31, 1993........ $102,152        $  (123)    $22,156 (c)     $     -     $124,185

          _______________

          (a)  Accounts charged off.

          (b)  Recoveries of accounts previously charged off.

          (c) A valuation allowance has been established to eliminate the tax benefits associated with certain loss carryforwards be-cause management believes the combined companies will not obtain any tax benefits from these deferred tax assets.