Form 10-Q
period 1996-03-31
GNS FINANCE CORP
filed 1996-05-10
CIK 832613

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-Q
  (Mark One)
  [X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
               SECURITIES EXCHANGE ACT OF 1934

  For the quarterly period ended March 31, 1996

                                       OR

  [  ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
               SECURITIES EXCHANGE ACT OF 1934
  For the transition period from                 to
                                 ---------------    --------------
  Commission File No. 1-11324

                               GNS FINANCE CORP.
                            THE MIRAGE CASINO-HOTEL
  --------------------------------------------------------------------------
         (Exact name of each Registrant as specified in its charter)

                                                     88-0235356
               Nevada                                88-0224157
  -------------------------------      -------------------------------------
  (State or other jurisdiction of      (I.R.S. Employer Identification Nos.)
  incorporation or organization)

          3400 Las Vegas Boulevard South, Las Vegas, Nevada  89109
  --------------------------------------------------------------------------
            (Address of principal executive offices - Zip Code)

                               (702) 791-7111
  --------------------------------------------------------------------------
            (Registrants' telephone number, including area code)

  --------------------------------------------------------------------------
  (Former name, former address and former fiscal year, if changed since last report)

  Indicate by check mark whether the Registrants (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrants were required to file such reports), and (2) have been
  subject to such filing requirements for the past 90 days.  YES  X   NO
                                                                -----   ----
  Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

  GNS FINANCE CORP. Common Stock, no par value - 200 shares outstanding as of May 10, 1996.

  THE  MIRAGE  CASINO-HOTEL  Common  Stock,  no  par   value  -  100  shares
  outstanding as of May 10, 1996.

  The Registrants meet the conditions set forth in General Instructions H(1)(a) and (b) of Form 10-Q and, accordingly, are filing this Form 10-Q with the reduced disclosure format provided in General Instruction H(2).

  PART I.   FINANCIAL INFORMATION

  Item 1.   Financial Statements


  The unaudited  condensed combined  financial information  as of  March 31,
  1996 and for the three-month periods ended March 31, 1996 and 1995 included in this report was reviewed by Arthur Andersen LLP, independent public accountants, in accordance with the professional standards and procedures established for such reviews by the American Institute of Certified Public Accountants.

                REVIEW REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS
                -----------------------------------------------

  To the Directors and Stockholder
  of THE MIRAGE CASINO-HOTEL and Subsidiaries and GNS FINANCE CORP. and Subsidiary


  We have reviewed the accompanying condensed combined balance sheet of THE MIRAGE CASINO-HOTEL and subsidiaries and GNS FINANCE CORP. and subsidiary (collectively, the "Company") as of March 31, 1996, and the related condensed combined statements of income and cash flows for the three-month periods ended March 31, 1996 and 1995. These combined financial statements are the responsibility of the Company's management.

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

  We have previously audited, in accordance with generally accepted auditing standards, the combined balance sheet of THE MIRAGE CASINO-HOTEL and subsidiaries and GNS FINANCE CORP. and subsidiary as of December 31, 1995, and the related combined statements of operations and retained earnings
  (accumulated deficit) and cash flows for the year then ended (not presented herein), and, in our report dated February 9, 1996, we expressed an unqualified opinion on those combined financial statements. In our opinion, the information set forth in the accompanying condensed combined balance sheet of THE MIRAGE CASINO-HOTEL and subsidiaries and GNS FINANCE CORP. and subsidiary as of December 31, 1995, is fairly stated, in all material respects, in relation to the combined balance sheet from which it has been derived.


                                   ARTHUR ANDERSEN LLP


  Las Vegas, Nevada
  May 6, 1996

                    THE MIRAGE CASINO-HOTEL AND SUBSIDIARIES
                                      AND
                        GNS FINANCE CORP. AND SUBSIDIARY

                        CONDENSED COMBINED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                          March 31,   December 31,
                                                            1996          1995
                                                         ---------    -----------
                                                        (Unaudited)
                                     ASSETS
 Current assets
   Cash and cash equivalents                              $   35,280     $   36,516
   Receivables, net of allowance for doubtful
     accounts of $50,598 and $44,862                          88,773         73,070
   Deferred income taxes                                      23,396         26,709
   Other current assets                                       31,272         30,519
                                                          ----------     ----------
         Total current assets                                178,721        166,814
 Property and equipment, net of accumulated
   depreciation of $305,625 and $289,329                   1,016,136      1,021,985
 Other assets, net                                             9,786          9,401
                                                          ----------     ----------
                                                          $1,204,643     $1,198,200
                                                          ==========     ==========

                        LIABILITIES AND STOCKHOLDER'S EQUITY

 Current liabilities
   Accounts payable                                       $   57,524     $   72,186
   Accrued expenses                                           58,425         61,121
   Amounts payable to Mirage Resorts, Incorporated
     and affiliates                                          111,722         87,365
   Current maturities of long-term debt                            -         41,882
                                                          ----------     ----------
         Total current liabilities                           227,671        262,554
 Long-term debt, net of current maturities                   207,579        204,700
 Other liabilities, including deferred income
   taxes of $67,910 and $69,215                               68,989         70,321
                                                          ----------     ----------
         Total liabilities                                   504,239        537,575
                                                          ----------     ----------
 Commitments and contingencies

 Stockholder's equity
   Common stock                                              518,945        518,945
   Additional paid-in capital                                107,142        107,142
   Retained earnings                                          74,317         34,538
                                                          ----------     ----------
         Total stockholder's equity                          700,404        660,625
                                                          ----------     ----------
                                                          $1,204,643     $1,198,200
                                                          ==========     ==========
 ----------

 See note to condensed combined financial statements.

                    THE MIRAGE CASINO-HOTEL AND SUBSIDIARIES
                                      AND
                        GNS FINANCE CORP. AND SUBSIDIARY

              CONDENSED COMBINED  STATEMENTS OF INCOME (UNAUDITED)
                                (IN THOUSANDS)

                                                            For the Three-Month
                                                                Period Ended
                                                                  March 31,
                                                           ---------------------
                                                             1996         1995
                                                           --------     --------

 Gross revenues                                            $332,247     $313,814
 Less-promotional allowances                                (27,801)     (24,223)
                                                           --------     --------
                                                            304,446      289,591
                                                           --------     --------
 Costs and expenses
   Casino-hotel operations                                  169,920      162,696
   General and administrative                                28,155       28,843
   Mirage Resorts, Incorporated management fee               16,869       16,031
   Depreciation                                              17,675       16,524
   Corporate development                                          1          833
                                                           --------     --------
                                                            232,620      224,927
                                                           --------     --------
 Operating income                                            71,826       64,664
                                                           --------     --------

 Other income and (expense)
   Interest expense
     Notes payable to non-affiliates                         (5,627)      (8,173)
     Notes payable to Mirage Resorts, Incorporated                -      (12,811)
   Other                                                        145          151
                                                           --------     --------
                                                             (5,482)     (20,833)
                                                           --------     --------
 Income before income taxes and extraordinary item           66,344       43,831
   Provision for income taxes                               (26,565)     (18,183)
                                                           --------     --------
 Income before extraordinary item                            39,779       25,648
   Extraordinary item-loss on early retirement of debt            -      (10,439)
                                                           --------     --------
 Net income                                                $ 39,779     $ 15,209
                                                           ========     ========
- ----------

 See note to condensed combined financial statements.

                    THE MIRAGE CASINO-HOTEL AND SUBSIDIARIES
                                      AND
                        GNS FINANCE CORP. AND SUBSIDIARY

             CONDENSED COMBINED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                 (IN THOUSANDS)

                                                                               For the Three-Month
                                                                                  Period Ended
                                                                                    March 31,
                                                                             ----------------------
                                                                               1996          1995
                                                                             --------      --------
 Cash flows from operating activities
   Net income                                                                $ 39,779      $ 15,209
   Adjustments to reconcile net income to net cash provided
     by operating activities
       Provision for losses on receivables                                      5,892         6,966
       Depreciation of property and equipment                                  17,675        16,524
       Amortization of debt discount and issuance costs                         2,967         2,787
       Loss on early retirement of debt                                             -        10,439
       Deferred income taxes                                                    2,008           (87)
       Changes in assets and liabilities
         Increase in receivables and other operating assets                   (22,841)      (20,460)
         Decrease in trade accounts payable and accrued expenses              (17,358)       (7,314)
       Other                                                                      607           790
                                                                             --------      --------
              Net cash provided by operating activities                        28,729        24,854
                                                                             --------      --------
 Cash flows from investing activities
   Capital expenditures                                                       (12,886)      (16,223)
   Other                                                                          446          (266)
                                                                             --------      --------
              Net cash used for investing activities                          (12,440)      (16,489)
                                                                             --------      --------
 Cash flows from financing activities
   Increase in management fee obligations to Mirage Resorts, Incorporated       1,278         2,394
   Advances from Mirage Resorts, Incorporated and affiliates                   15,313         3,524
   Increase in income taxes payable to Mirage Resorts, Incorporated             7,766        11,969
   Net reduction in bank credit facility and commercial paper borrowings      (41,882)      (20,000)
                                                                             --------      --------
              Net cash used for financing activities                          (17,525)       (2,113)
                                                                             --------      --------
 Cash and cash equivalents
   Increase (decrease) for the period                                          (1,236)        6,252
   Balance, beginning of period                                                36,516        28,511
                                                                             --------      --------
   Balance, end of period                                                    $ 35,280      $ 34,763
                                                                             ========      ========
 Supplemental cash flow disclosures
   Interest paid (including $12,750 to Mirage Resorts, Incorporated
     in 1995), net of amounts capitalized                                    $  5,046      $ 17,444
   Income taxes paid to Mirage Resorts, Incorporated                           16,791         6,301
 ----------

 See note to condensed combined financial statements.

                    THE MIRAGE CASINO-HOTEL AND SUBSIDIARIES
                                      AND
                        GNS FINANCE CORP. AND SUBSIDIARY

                NOTE TO CONDENSED COMBINED FINANCIAL STATEMENTS


  BASIS OF PRESENTATION

  The condensed combined financial statements include the consolidated accounts of THE MIRAGE CASINO-HOTEL ("MCH") and its wholly owned subsidiaries, Treasure Island Corp. ("TI") and MH, INC., combined with the consolidated accounts of GNS FINANCE CORP. ("Finance") and its wholly owned subsidiary, Treasure Island Finance Corp. ("TI Finance") (collectively, the "Company"). All significant intercompany balances and transactions have been eliminated in consolidation or combination, as appropriate.

  MCH and Finance are wholly owned Nevada subsidiaries of Mirage Resorts, Incorporated ("MRI"). The condensed combined financial statements include various transactions between the Company and MRI and its other wholly owned subsidiaries.

  The condensed combined financial statements have been prepared in accordance with the accounting policies described in the Company's 1995 Annual Report on Form 10-K and should be read in conjunction with the Notes to Combined Financial Statements which appear in that report. The Condensed Combined Balance Sheet at December 31, 1995 was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles.

  In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results for the interim periods have been included. The interim results reflected in the condensed combined financial statements are not necessarily indicative of expected results for the full year.

  Certain amounts in the 1995 condensed combined financial statements have
  been  reclassified  to  conform  with  the  1996  presentation.    These
  reclassifications had no effect on the Company's net income.

  MANAGEMENT'S ANALYSIS OF OPERATIONS (COMPARISON OF OPERATING RESULTS FOR THE THREE-MONTH PERIODS ENDED MARCH 31, 1996 AND 1995)

  RESULTS OF OPERATIONS

  Operating income increased by 11.1% over the 1995 first quarter, setting a new record. This increase is particularly noteworthy given the exceptionally high table games win percentage of 23.3% in the 1995 period. The table games win percentage in the 1996 first quarter was 22.3%. By comparison, the win percentage for the full years 1995 and 1994 was 21.1% and 19.4%, respectively.

  The Mirage had the best quarter in its six-year history. Despite a decline in the table games win percentage, casino revenues approximately equaled the strong results of the 1995 period, principally reflecting a 5.9% increase in slot revenues. Led by a $5.3 million increase in room revenues, net non-casino revenues at The Mirage grew by 13.1%. Between late February and mid-August 1995, all 2,765 standard guest rooms and 61 of the 279 suites at The Mirage were significantly refurbished and enhanced. This project resulted in 8% more available room nights during the 1996 period. The substantial improvement in the quality of The Mirage's guest rooms allowed the facility to achieve increases in both the average room rate and occupancy. Occupancy of available standard guest rooms was 99.1%, versus 98.3% in the prior year's first quarter.

  Treasure Island also had the best quarter in its history. Strong increases in room rates and slot and entertainment revenues primarily accounted for the increase in revenues and operating income. Treasure Island's operating income has increased over the prior year's quarter in each of the five full quarters since its first anniversary.

  OTHER INCOME AND EXPENSE

  Interest expense related to notes payable to non-affiliates declined by $2.5 million, or 31.2%. This decline primarily reflects the retirement of the remaining $126.0 million principal amount of TI Finance's 9 7/8% first mortgage notes which were called for redemption in March 1995.

  During the 1995 period, the Company incurred $12.8 million of interest expense related to the long-term notes payable to MRI. Such notes were repaid in April 1995.

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

  As a result of the tax allocation agreements, the tax provision is not calculated on the combined income or loss of MCH, TI, Finance and TI Finance. Instead, it reflects the sum of their respective tax provisions and benefits. This resulted in a combined provision in the 1996 and 1995 periods at a rate above the federal income tax statutory rate.

  EXTRAORDINARY ITEM

  As noted previously, in March 1995, the Company called for redemption the remaining $126.0 million principal amount of the 9 7/8% first mortgage notes. Although this early retirement was financially advantageous to the Company, the call premium and the write-off of the related unamortized debt issuance costs resulted in an extraordinary charge of $10.4 million.

  PART II.  OTHER INFORMATION

  Item 6.   Exhibits and Reports on Form 8-K

  (a)  Exhibits.

       27   Financial Data Schedule.

  (b)  Reports on Form 8-K.

            The Registrants filed no reports on Form 8-K during the three-month period ended March 31, 1996.

                                  SIGNATURES



       Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrants have duly caused this report to be signed on their behalf by the undersigned thereunto duly authorized.




                                         GNS FINANCE CORP.

  May 10, 1996                           by:  DANIEL R. LEE
  --------------                              --------------------------------
       Date                                   DANIEL R. LEE
                                              Treasurer
                                              (Principal Financial Officer)


                                         THE MIRAGE CASINO-HOTEL

  May 10, 1996                           by:  DOUGLAS G. POOL
  --------------                              --------------------------------
       Date                                   DOUGLAS G. POOL
                                              Senior Vice President, Treasurer
                                              and Chief Financial Officer
                                              (Principal Financial Officer)