Form 10-Q
period 1996-06-30
GNS FINANCE CORP
filed 1996-08-14
CIK 832613

UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C.  20549

                               FORM 10-Q
(Mark One)

[X]       QUARTERLY  REPORT  PURSUANT  TO  SECTION  13  OR  15(d) OF THE
              SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1996

                                   OR

[  ]      TRANSITION  REPORT  PURSUANT  TO  SECTION  13  OR 15(d) OF THE
              SECURITIES EXCHANGE ACT OF 1934
For the transition period from                   to
                               -----------------     -------------------
Commission File No. 1-11324

                           GNS FINANCE CORP.
                        THE MIRAGE CASINO-HOTEL
- ------------------------------------------------------------------------
      (Exact name of each Registrant as specified in its charter)

                                                 88-0235356
             Nevada                              88-0224157
- -------------------------------    -------------------------------------
(State or other jurisdiction of    (I.R.S. Employer Identification Nos.)
 incorporation or organization)

        3400 Las Vegas Boulevard South, Las Vegas, Nevada  89109
- ------------------------------------------------------------------------
           (Address of principal executive offices - Zip Code)

                            (702) 791-7111
- ------------------------------------------------------------------------
           (Registrants' telephone number, including area code)

- ------------------------------------------------------------------------
 (Former name, former address and former fiscal year, if changed since last report)

 Indicate by check mark whether the Registrants (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrants were required to file such reports), and (2) have been subject to such filing requirements for
 the past 90 days.  YES   X      NO
                        -----       -----
 Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

 GNS FINANCE CORP. Common Stock, no par value - 200 shares outstanding as of August 14, 1996.

 THE MIRAGE CASINO-HOTEL Common Stock, no par value - 100 shares outstanding as of August 14, 1996.

 The Registrants meet the conditions set forth in General Instructions H(1)(a) and (b) of Form 10-Q and, accordingly, are filing this Form 10-Q with the reduced disclosure format provided in General Instruction H(2).

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

The unaudited condensed combined financial information as of June 30, 1996 and for the three-month and six-month periods ended June 30, 1996 and 1995 included in this report was reviewed by Arthur Andersen LLP, independent public accountants, in accordance with the professional standards and procedures established for such reviews by the American Institute of Certified Public Accountants.

         REVIEW REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS
         -----------------------------------------------

To the Directors and Stockholder
of THE MIRAGE CASINO-HOTEL and Subsidiaries and GNS FINANCE CORP.


We have reviewed the accompanying condensed combined balance sheet of THE MIRAGE CASINO-HOTEL and subsidiaries and GNS FINANCE CORP. (collectively, the "Company") as of June 30, 1996, and the related condensed combined statements of income for the three-month and six-month periods ended June 30, 1996 and 1995 and the related condensed combined statements of cash flows for the six-month periods ended June 30, 1996 and 1995. These combined financial statements are the responsibility of the Company's management.

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


                               ARTHUR ANDERSEN LLP


Las Vegas, Nevada
August 7, 1996

                           THE MIRAGE CASINO-HOTEL AND SUBSIDIARIES
                                              AND
                                       GNS FINANCE CORP.

                               CONDENSED COMBINED BALANCE SHEETS
                                        (IN THOUSANDS)
                                                                        June 30,    December 31,
                                                                          1996          1995
                                                                      ----------    ------------
                                                                      (Unaudited)
                                            ASSETS
Current assets
  Cash and cash equivalents                                           $   30,648      $   36,516
  Receivables, net of allowance for doubtful accounts
    of $53,996 and $44,862                                                71,320          73,070
  Deferred income taxes                                                   31,559          26,709
  Other current assets                                                    28,707          30,519
                                                                      ----------      ----------
          Total current assets                                           162,234         166,814
Property and equipment, net of accumulated depreciation of
  $321,509 and $289,329                                                1,008,805       1,021,985
Other assets, net                                                          9,876           9,401
                                                                      ----------      ----------
                                                                      $1,180,915      $1,198,200
                                                                      ==========      ==========

                             LIABILITIES AND STOCKHOLDER'S EQUITY

Current liabilities
  Accounts payable                                                    $   48,443      $   72,186
  Accrued expenses                                                        61,161          61,121
  Amounts payable to Mirage Resorts, Incorporated and affiliates          59,734          87,365
  Current maturities of long-term debt                                         -          41,882
                                                                      ----------      ----------
          Total current liabilities                                      169,338         262,554
Long-term debt, net of current maturities                                210,537         204,700
Other liabilities, including deferred income taxes of $76,551
  and $69,215                                                             77,625          70,321
                                                                      ----------      ----------
          Total liabilities                                              457,500         537,575
                                                                      ----------      ----------
Commitments and contingencies

Stockholder's equity
  Common stock                                                           518,945         518,945
  Additional paid-in capital                                             107,142         107,142
  Retained earnings                                                       97,328          34,538
                                                                      ----------      ----------
          Total stockholder's equity                                     723,415         660,625
                                                                      ----------      ----------
                                                                      $1,180,915      $1,198,200
                                                                      ==========      ==========

- ----------
See note to condensed combined financial statements.

                                    THE MIRAGE CASINO-HOTEL AND SUBSIDIARIES
                                                      AND
                                               GNS FINANCE CORP.

                              CONDENSED COMBINED STATEMENTS OF INCOME (UNAUDITED)
                                                 (IN THOUSANDS)

                                                                 For the Three-Month          For the Six-Month
                                                                    Period Ended                 Period Ended
                                                                      June 30,                     June 30,
                                                               --------     --------        --------     --------
                                                                 1996         1995            1996         1995
                                                               --------     --------        --------     --------
Gross revenues                                                 $278,760     $263,216        $611,007     $577,030
Less-promotional allowances                                     (24,363)     (21,938)        (52,164)     (46,161)
                                                               --------     --------        --------     --------
                                                                254,397      241,278         558,843      530,869
                                                               --------     --------        --------     --------
Costs and expenses
  Casino-hotel operations                                       150,858      145,322         320,778      308,018
  General and administrative                                     27,699       28,709          55,854       57,552
  Mirage Resorts, Incorporated management fee                    14,169       13,262          31,038       29,293
  Depreciation                                                   17,725       16,811          35,400       33,335
  Corporate development                                               1          752               2        1,585
                                                               --------     --------        --------     --------
                                                                210,452      204,856         443,072      429,783
                                                               --------     --------        --------     --------
Operating income                                                 43,945       36,422         115,771      101,086
                                                               --------     --------        --------     --------
Other income and (expense)
  Interest expense
    Notes payable to non-affiliates                              (5,375)      (7,270)        (11,002)     (15,443)
    Notes payable to Mirage Resorts, Incorporated                     -       (1,424)              -      (14,235)
  Other                                                             181           76             326          227
                                                               --------     --------        --------     --------
                                                                 (5,194)      (8,618)        (10,676)     (29,451)
                                                               --------     --------        --------     --------
Income before income taxes and extraordinary item                38,751       27,804         105,095       71,635
  Provision for income taxes                                    (15,740)     (11,658)        (42,305)     (29,841)
                                                               --------     --------        --------     --------
Income before extraordinary item                                 23,011       16,146          62,790       41,794
  Extraordinary item-loss on early retirement of debt                 -            -               -      (10,439)
                                                               --------     --------        --------     --------
Net income                                                     $ 23,011     $ 16,146        $ 62,790     $ 31,355
                                                               ========     ========        ========     ========

- ----------
See note to condensed combined financial statements.

                                  THE MIRAGE CASINO-HOTEL AND SUBSIDIARIES
                                                     AND
                                              GNS FINANCE CORP.

                           CONDENSED COMBINED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                               (IN THOUSANDS)
                                                                                         For the Six-Month
                                                                                            Period Ended
                                                                                              June 30,
                                                                                      -----------------------
                                                                                        1996           1995
                                                                                      --------      ---------
Cash flows from operating activities
  Net income                                                                          $ 62,790      $  31,355
  Adjustments to reconcile net income to net cash provided by operating activities
      Provision for losses on receivables                                                9,791         11,290
      Depreciation of property and equipment                                            35,400         33,335
      Amortization of debt discount and issuance costs                                   6,014          5,529
      Loss on early retirement of debt                                                       -         10,439
      Deferred income taxes                                                              2,486          2,082
      Changes in assets and liabilities
        Increase in receivables and other operating assets                              (6,921)        (3,271)
        Decrease in trade accounts payable and accrued expenses                        (23,703)       (11,216)
      Other                                                                                212         (1,840)
                                                                                      --------      ---------
            Net cash provided by operating activities                                   86,069         77,703
                                                                                      --------      ---------
Cash flows from investing activities
  Capital expenditures                                                                 (23,255)       (43,201)
  Other                                                                                    831            971
                                                                                      --------      ---------
            Net cash used for investing activities                                     (22,424)       (42,230)
                                                                                      --------      ---------
Cash flows from financing activities
  Decrease in management fee obligations to Mirage Resorts, Incorporated                (1,422)      (114,534)
  Advances from (to) Mirage Resorts, Incorporated and affiliates                       (24,649)        17,849
  Decrease in income taxes payable to Mirage Resorts, Incorporated                      (1,560)       (48,574)
  Repayment of notes payable to Mirage Resorts, Incorporated                                 -       (353,022)
  Net increase (decrease) in bank credit facility and commercial paper borrowings      (41,882)        72,700
  Early retirement of debt                                                                   -       (134,180)
  Issuance of common stock to Mirage Resorts, Incorporated                                   -        518,943
                                                                                      --------      ---------
            Net cash used for financing activities                                     (69,513)       (40,818)
                                                                                      --------      ---------
Cash and cash equivalents
  Decrease for the period                                                               (5,868)        (5,345)
  Balance, beginning of period                                                          36,516         28,511
                                                                                      --------      ---------
  Balance, end of period                                                              $ 30,648      $  23,166
                                                                                      ========      =========
Supplemental cash flow disclosures
  Interest paid (including $16,309 to Mirage Resorts, Incorporated in
    1995), net of amounts capitalized                                                 $  5,063      $  29,116
  Income taxes paid to Mirage Resorts, Incorporated                                     41,349         76,333

- ----------
See note to condensed combined financial statements.

            THE MIRAGE CASINO-HOTEL AND SUBSIDIARIES
                               AND
                        GNS FINANCE CORP.

          NOTE TO CONDENSED COMBINED FINANCIAL STATEMENTS

BASIS OF PRESENTATION

The condensed combined financial statements include the consolidated accounts of THE MIRAGE CASINO-HOTEL ("MCH") and its wholly owned subsidiaries, Treasure Island Corp. ("TI") and MH, INC., combined with the consolidated accounts of GNS FINANCE CORP. ("Finance") and, until its dissolution in June 1996, Treasure Island Finance Corp. ("TI Finance") (collectively, the "Company"). All significant intercompany balances and transactions have been eliminated in consolidation or combination, as appropriate.

MCH and Finance  are wholly owned  Nevada subsidiaries of  Mirage
Resorts, Incorporated ("MRI"). The condensed combined financial statements include various transactions between the Company and MRI and its other wholly owned subsidiaries.

The condensed combined financial statements have been prepared in accordance with the accounting policies described in the Company's 1995 Annual Report on Form 10-K and should be read in conjunction with the Notes to Combined Financial Statements which appear in that report. The Condensed Combined Balance Sheet at December 31, 1995 contained herein was derived from audited financial statements, but does not include all disclosures contained in the Form 10-K and applicable under generally accepted accounting principles.

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

MANAGEMENT'S ANALYSIS  OF  OPERATIONS  (COMPARISON  OF  OPERATING
RESULTS FOR THE SIX-MONTH PERIODS ENDED JUNE 30, 1996 AND 1995)

RESULTS OF OPERATIONS

Company-wide operating income rose 15% over the 1995 six-month period despite a decline in the table games win percentage. The Company-wide win percentage was 19.6%, versus 21.2% in the 1995 period. During the 1996 six-month period, the Company-wide average standard guest room rate rose 14.8%.

The Mirage achieved increases of 6% in net revenues and 13% in operating income, despite being particularly impacted by the lower table games win percentage. The increases are primarily attributable to the guest room enhancement program which caused a large number of out-of-service guest rooms in the 1995 period. This $50 million program was completed in August 1995 and substantially upgraded the quality of The Mirage's standard guest rooms. The enhancement program resulted in 14% more available room nights and enabled The Mirage to achieve a significant increase in the average standard room rate. Even with the additional room inventory, occupancy of standard guest rooms remained at near 100%. Taken together, these factors resulted in a $12.2 million, or 26%, increase in net room revenues. Food and beverage, entertainment and retail revenues also experienced solid increases. In total, net non-casino revenues were up $20.1 million, or 15%, over the 1995 period.

The Mirage's casino also benefited from the completion of the room enhancement program. Slot revenues were up 6% and table games activity grew by 5%. The increase in table games activity, however, was offset by the lower win percentage, resulting in a small decline in total casino revenues.

Treasure Island also achieved increases in net revenues and operating income during the 1996 period. Net revenues rose 5% and operating income before corporate development expense increased 11%. These increases primarily reflect an $8.1 million, or 8%, improvement in net non-casino revenues. Net non-casino revenues showed improvement in virtually every category. In particular, room revenues grew by $5.1 million, or 13%, and entertainment revenues were up $1.3 million, or 7%. The growth in room revenues principally reflects an increase in the average standard room rate. Standard guest room occupancy was near 100% during both the 1996 and 1995 periods. Increases in both occupancy and the average ticket price for the Mystere show primarily account for the increase in entertainment revenues. Casino revenues were relatively flat compared with the 1995 period.

OTHER INCOME AND EXPENSE

Interest expense related to notes payable to non-affiliates declined by $4.4 million, or 29%. This decline primarily reflects the retirement of the remaining $126.0 million principal amount of TI Finance's 9 7/8% first mortgage notes which were called for redemption in March 1995.

During the 1995 period, the Company incurred $14.2 million of interest expense related to the long-term notes payable to MRI.
Such notes were repaid in April 1995.

INCOME TAXES

MRI and its subsidiaries file federal income tax returns on a consolidated basis. MRI has tax allocation agreements (which are not binding on the Internal Revenue Service) with each of its key subsidiaries, including MCH, TI, Finance and, until its dissolution, TI Finance, which require each of them to reimburse MRI for the amount of tax they would pay on a stand-alone basis. This includes reimbursement for any additional taxes and interest thereon resulting from Internal Revenue Service audit adjustments. Under the Internal Revenue Code, MRI's consolidated subsidiaries are jointly and severally liable for all income tax liabilities.

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

PART II.  OTHER INFORMATION

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits.

     10 Amendment No. 7, dated as of June 14, 1996, to Reducing Revolving Loan Agreement, dated as of May 25, 1994, among MRI, MCH, TI, MR Realty, MH, INC., each bank party thereto, Bank of America National Trust and Savings Association, Bankers Trust Company, The Long-Term Credit Bank of Japan, Ltd., Los Angeles Agency and Societe Generale, as Co-Agents, and Bank of America National Trust and Savings Association, as Administrative Co-Agent (without exhibits). Incorporated by reference to Exhibit
          10.5 to the Quarterly Report on Form 10-Q of MRI (Commission File No. 1-6697) for the quarter ended June 30, 1996.

     27   Financial Data Schedule.

(b)  Reports on Form 8-K.

          The Registrants filed no reports on Form 8-K during the three-month period ended June 30, 1996.

                            SIGNATURES



     Pursuant to the requirements of the Securities Exchange  Act of 1934,  the Registrants  have duly  caused  this report  to  be
signed  on  their  behalf  by  the  undersigned  thereunto   duly
authorized.



                                   GNS FINANCE CORP.

August 14, 1996                    by:  DANIEL R. LEE
- ---------------                         --------------------------------
     Date                               DANIEL R. LEE
                                        Treasurer
                                        (Principal Financial Officer)


                                   THE MIRAGE CASINO-HOTEL

August 14, 1996                    by:  DOUGLAS G. POOL
- ---------------                         --------------------------------
     Date                               DOUGLAS G. POOL
                                        Senior Vice President, Treasurer
                                        and Chief Financial Officer
                                        (Principal Financial Officer)