Form 10-Q
period 1996-09-30
GNS FINANCE CORP
filed 1996-11-13
CIK 832613

UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C.  20549

                               FORM 10-Q
(Mark One)
[X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)  OF THE
             SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1996

                                   OR

[  ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
             SECURITIES EXCHANGE ACT OF 1934
For the transition period from ______________ to _______________

Commission File No. 1-11324

                            GNS FINANCE CORP.
                         THE MIRAGE CASINO-HOTEL
_______________________________________________________________________
      (Exact name of each Registrant as specified in its charter)

                                                     88-0235356
             Nevada                                  88-0224157
_______________________________         _______________________________
(State or other jurisdiction of         (I.R.S. Employer Identification
 incorporation or organization)          Nos.)

      3400 Las Vegas Boulevard South, Las Vegas, Nevada  89109
_______________________________________________________________________
         (Address of principal executive offices - Zip Code)

                             (702) 791-7111
_______________________________________________________________________
         (Registrants' telephone number, including area code)

_______________________________________________________________________
(Former name, former address and former fiscal year, if changed since last report)

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

GNS FINANCE CORP. Common Stock, no par value - 200 shares outstanding as of November 12, 1996.

THE MIRAGE CASINO-HOTEL Common Stock, no par value - 100 shares outstanding as of November 12, 1996.

The Registrants meet the conditions set forth in General Instructions H(1)(a) and (b) of Form 10-Q and, accordingly, are filing this Form 10-Q with the reduced disclosure format provided in General Instruction H(2).

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS


The unaudited condensed combined financial information as of September 30, 1996 and for the three-month and nine-month periods ended September 30, 1996 and 1995 included in this report was reviewed by Arthur Andersen LLP, independent public accountants, in accordance with the professional standards and procedures established for such reviews by the American Institute of Certified Public Accountants.

         REVIEW REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS
         _______________________________________________


To the Directors and Stockholder
of THE MIRAGE CASINO-HOTEL and Subsidiaries and GNS FINANCE CORP.

We have reviewed the accompanying condensed combined balance sheet of THE MIRAGE CASINO-HOTEL and subsidiaries and GNS FINANCE CORP. (collectively, the "Company") as of September 30, 1996, and the related condensed combined statements of income for the three-month and nine-month periods ended September 30, 1996 and 1995 and the related condensed combined statements of cash flows for the nine-month periods ended September 30, 1996 and 1995. These combined financial statements are the responsibility of the Company's management.

We conducted our reviews in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based  on  our  reviews,  we  are   not  aware  of  any  material
modifications that should be made to the financial statements referred to above for them to be in conformity with generally accepted accounting principles.

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


Las Vegas, Nevada
November 11, 1996

                            THE MIRAGE CASINO-HOTEL AND SUBSIDIARIES
                                              AND
                                        GNS FINANCE CORP.

                                CONDENSED COMBINED BALANCE SHEETS
                                         (IN THOUSANDS)
                                                                    September 30,    December 31,
                                                                        1996             1995
                                                                    ------------     -----------
                                                                     (Unaudited)
                                             ASSETS
Current assets
  Cash and cash equivalents                                           $   27,067      $   36,516
  Receivables, net of allowance for doubtful accounts
    of $58,320 and $44,862                                                62,479          73,070
  Deferred income taxes                                                   32,457          26,709
  Other current assets                                                    33,138          30,519
                                                                      ----------      ----------
          Total current assets                                           155,141         166,814
Property and equipment, net of accumulated depreciation
  of $334,247 and $289,329                                             1,000,919       1,021,985
Other assets, net                                                         11,823           9,401
                                                                      ----------      ----------
                                                                      $1,167,883      $1,198,200
                                                                      ==========      ==========
                             LIABILITIES AND STOCKHOLDER'S EQUITY
Current liabilities
  Accounts payable                                                    $   54,432      $   72,186
  Accrued expenses                                                        57,787          61,121
  Amounts payable to Mirage Resorts, Incorporated and affiliates           6,897          87,365
  Current maturities of long-term debt                                         -          41,882
                                                                      ----------      ----------
          Total current liabilities                                      119,116         262,554
Long-term debt, net of current maturities                                213,576         204,700
Other liabilities, including deferred income taxes
  of $81,326 and $69,215                                                  82,374          70,321
                                                                      ----------      ----------
          Total liabilities                                              415,066         537,575
                                                                      ----------      ----------
Commitments and contingencies

Stockholder's equity
  Common stock                                                           518,945         518,945
  Additional paid-in capital                                             107,142         107,142
  Retained earnings                                                      126,730          34,538
                                                                      ----------      ----------
          Total stockholder's equity                                     752,817         660,625
                                                                      ----------      ----------
                                                                      $1,167,883      $1,198,200
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

                                    THE MIRAGE CASINO-HOTEL AND SUBSIDIARIES
                                                      AND
                                               GNS FINANCE CORP.

                              CONDENSED COMBINED STATEMENTS OF INCOME (UNAUDITED)
                                                 (IN THOUSANDS)

                                                                 For the Three-Month          For the Nine-Month
                                                                    Period Ended                 Period Ended
                                                                    September 30,                September 30,
                                                               --------     --------        --------    ---------
                                                                 1996         1995            1996        1995
                                                               --------     --------        --------    ---------
Gross revenues                                                 $297,848     $300,900        $908,855     $877,930
Less-promotional allowances                                     (25,951)     (24,955)        (78,115)     (71,116)
                                                               --------     --------        --------     --------
                                                                271,897      275,945         830,740      806,814
                                                               --------     --------        --------     --------
Costs and expenses
  Casino-hotel operations                                       156,800      156,881         477,578      464,899
  General and administrative                                     29,209       27,589          85,063       85,141
  Mirage Resorts, Incorporated management fee                    15,138       15,279          46,176       44,572
  Depreciation                                                   17,739       17,799          53,139       51,134
  Corporate development                                               -          686               2        2,271
                                                               --------     --------        --------     --------
                                                                218,886      218,234         661,958      648,017
                                                               --------     --------        --------     --------
Operating income                                                 53,011       57,711         168,782      158,797
                                                               --------     --------        --------     --------
Other income and (expense)
  Interest expense
    Notes payable to non-affiliates                              (5,456)      (6,476)        (16,458)     (21,919)
    Notes payable to Mirage Resorts, Incorporated                     -            -               -      (14,235)
  Other                                                             141          106             467          333
                                                               --------     --------        --------     --------
                                                                 (5,315)      (6,370)        (15,991)     (35,821)
                                                               --------     --------        --------     --------
Income before income taxes and extraordinary item                47,696       51,341         152,791      122,976
  Provision for income taxes                                    (18,294)     (19,231)        (60,599)     (49,072)
                                                               --------     --------        --------     --------
Income before extraordinary item                                 29,402       32,110          92,192       73,904
  Extraordinary item-loss on early retirement of debt                 -            -               -      (10,439)
                                                               --------     --------        --------     --------
Net income                                                     $ 29,402     $ 32,110        $ 92,192     $ 63,465
                                                               ========     ========        ========     ========
----------

See note to condensed combined financial statements.

                              THE MIRAGE CASINO-HOTEL AND SUBSIDIARIES
                                                AND
                                         GNS FINANCE CORP.

                       CONDENSED COMBINED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                           (IN THOUSANDS)
                                                                                For the Nine-Month
                                                                                   Period Ended
                                                                                   September 30,
                                                                             -----------------------
                                                                                1996          1995
                                                                             --------      ---------
Cash flows from operating activities
  Net income                                                                 $ 92,192      $  63,465
  Adjustments to reconcile net income to net cash provided
    by operating activities
      Provision for losses on receivables                                      14,159         17,147
      Depreciation of property and equipment                                   53,139         51,134
      Amortization of debt discount and issuance costs                          9,141          8,343
      Loss on early retirement of debt                                              -         10,439
      Deferred income taxes                                                     6,363          3,472
      Changes in assets and liabilities
        Increase in receivables and other operating assets                     (8,934)       (27,319)
        Decrease in trade accounts payable and accrued expenses               (21,088)        (8,407)
      Other                                                                       442         (1,288)
                                                                             --------      ---------
            Net cash provided by operating activities                         145,414        116,986
                                                                             --------      ---------
Cash flows from investing activities
  Capital expenditures                                                        (33,484)       (67,316)
  Other                                                                           971            985
                                                                             --------      ---------
            Net cash used for investing activities                            (32,513)       (66,331)
                                                                             --------      ---------
Cash flows from financing activities
  Decrease in management fee obligations to Mirage Resorts,
    Incorporated                                                                 (453)      (112,517)
  Advances from (to) Mirage Resorts, Incorporated and affiliates              (77,642)        27,856
  Decrease in income taxes payable to Mirage Resorts, Incorporated             (2,373)       (40,212)
  Repayment of notes payable to Mirage Resorts, Incorporated                        -       (353,022)
  Net increase (decrease) in bank credit facility and commercial
    paper borrowings                                                          (41,882)        35,000
  Early retirement of debt                                                          -       (134,180)
  Issuance of common stock to Mirage Resorts, Incorporated                          -        518,943
                                                                             --------      ---------
            Net cash used for financing activities                           (122,350)       (58,132)
                                                                             --------      ---------
Cash and cash equivalents
  Decrease for the period                                                      (9,449)        (7,477)
  Balance, beginning of period                                                 36,516         28,511
                                                                             --------      ---------
  Balance, end of period                                                     $ 27,067      $  21,034
                                                                             ========      =========
Supplemental cash flow disclosures
  Interest paid (including $16,309 to Mirage Resorts, Incorporated
    in 1995), net of amounts capitalized                                     $  9,703      $  35,244
  Income taxes paid to Mirage Resorts, Incorporated                            56,579         85,823
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

MANAGEMENT'S ANALYSIS  OF  OPERATIONS  (COMPARISON  OF  OPERATING
RESULTS FOR THE NINE-MONTH PERIODS  ENDED SEPTEMBER 30, 1996  AND
1995)

RESULTS OF OPERATIONS

The Mirage's net revenues and operating income both increased by 2%. The Mirage's net non-casino revenues rose $27.3 million, or 13%, over the 1995 nine-month period. This increase principally reflects the August 1995 completion of a $50 million program to substantially upgrade the quality of The Mirage's standard guest rooms. Completion of the program resulted in approximately 12% more available room nights during the 1996 nine-month period than in the 1995 period and allowed the resort to achieve a 13% increase in the average standard room rate, despite the increase in available room nights. As a result, net room revenues grew by $15.8 million, or 22%. Net food and beverage and entertainment revenues also posted solid increases of 11% and 8%, respectively.

The Mirage's casino revenues decreased by $15.8 million, or 5%. Slot and table games play at The Mirage increased over the 1995 period. The increase in slot play produced a $2.6 million, or 3%, increase in revenues. Table games revenues, excluding baccarat, increased $11.0 million, or 9%, due to increases in the level of play and the win percentage. This increase, however, was more than offset by a decline in baccarat revenue.

Treasure Island's operating results also showed strong improvement over the 1995 period. Net revenues increased by
$12.4 million, or 5%, and operating profit before corporate development expense was up $5.6 million, or 11%. Such increases were achieved in spite of the new competition from MRI's 50%- owned Monte Carlo, which opened on June 21, 1996, and the Stratosphere Casino Hotel, which opened on April 30, 1996. Both Monte Carlo and Stratosphere target a similar customer base as Treasure Island. The increase in Treasure Island's operating results for the 1996 period was driven by its non-casino revenues. Reflecting increases in virtually every category, net non-casino revenues grew by $11.3 million, or 7%. Treasure Island's casino revenues were also up slightly compared to the 1995 period, resulting mainly from a 4% increase in the level of table games play.

OTHER INCOME AND EXPENSE

Interest expense related to notes payable to non-affiliates declined by $5.5 million, or 25%. This decline reflects the retirement of the remaining $126.0 million principal amount of TI Finance's 9 7/8% first mortgage notes, which were called for redemption in March 1995, and the repayment of bank credit facility and commercial paper borrowings in February 1996.

During the 1995 period, the Company incurred $14.2 million of interest expense related to the long-term notes payable to MRI.
Such notes were repaid in April 1995.

INCOME TAXES

MRI and its subsidiaries file federal income tax returns on a consolidated basis. MRI has tax allocation agreements (which are not binding on the Internal Revenue Service) with each of its key subsidiaries, including MCH, TI, Finance and, until its dissolution, TI Finance, which require each of them to reimburse MRI for the amount of tax they would pay on a stand-alone basis. This includes reimbursement for any additional taxes and interest thereon resulting from Internal Revenue Service audits. Under the Internal Revenue Code, MRI's consolidated subsidiaries are jointly and severally liable for all income tax liabilities.

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

PART II.  OTHER INFORMATION

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits.

     27   Financial Data Schedule.

(b)  Reports on Form 8-K.

          The Registrants filed no reports on Form 8-K during the three-month period ended September 30, 1996.

                                 SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrants have duly caused this report to be signed on their behalf by the undersigned thereunto duly authorized.




                                   GNS FINANCE CORP.

November 12, 1996                  by:  DANIEL R. LEE
_________________                       ___________________________________
       Date                             DANIEL R. LEE
                                        Treasurer
                                        (Principal Financial Officer)


                                   THE MIRAGE CASINO-HOTEL

November 12, 1996                  by:  DOUGLAS G. POOL
_________________                       ___________________________________
       Date                             DOUGLAS G. POOL
                                        Senior Vice President, Treasurer
                                        and Chief Financial Officer
                                        (Principal Financial Officer)