Form 10-K405
period 1996-12-31
GNS FINANCE CORP
filed 1997-03-31
CIK 832613

===========================================================================
                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549

                                    FORM 10-K
                               -------------------
          (MARK ONE)
          [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                      FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996

                                        OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
              THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE TRANSITION PERIOD FROM          TO

                            COMMISSION FILE NO. 1-11324

                                  GNS FINANCE CORP.
                               THE MIRAGE CASINO-HOTEL
            (EXACT NAME OF EACH REGISTRANT AS SPECIFIED IN ITS CHARTER)
                               -------------------

                                                           88-0235356
          NEVADA                                           88-0224157
(STATE OR OTHER JURISDICTION OF                        (I.R.S. EMPLOYER
 INCORPORATION OR ORGANIZATION)                     IDENTIFICATION NUMBERS)

     3400 LAS VEGAS BOULEVARD SOUTH
           LAS VEGAS, NEVADA                                  89109
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                   (ZIP CODE)

    REGISTRANTS' TELEPHONE NUMBER, INCLUDING AREA CODE:  (702) 791-7111
                               -------------------

        SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

                                                     NAME OF EACH EXCHANGE
         TITLE OF EACH CLASS                          ON WHICH REGISTERED
--------------------------------------              -----------------------
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
YES  X   NO
    ---     ---
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrants' knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K: X
                                                        ---
     GNS FINANCE CORP.'s Common Stock, no par value, outstanding at March 28, 1997 was 200 shares, none of which was held by non-affiliates.

     THE MIRAGE CASINO-HOTEL's Common  Stock,  no   par  value, outstanding
at March 28, 1997 was 100 shares, none of which was held by non-affiliates.

     The Registrants meet the conditions set forth in General Instructions I(1)(a) and (b) of Form 10-K and, accordingly, are filing this Form 10-K with the reduced disclosure format provided in General Instruction I(2).
===========================================================================

                                       PART I

          ITEM 1.   BUSINESS

          GENERAL

             GNS FINANCE CORP. ("Finance") was incorporated in Nevada in March 1988 as a wholly owned subsidiary of Mirage Resorts, Incorporated ("MRI"), a Nevada corporation whose common stock is traded on the New York Stock Exchange under the symbol "MIR." THE MIRAGE CASINO-HOTEL ("MCH") was incorporated in Nevada in September 1986 as a wholly owned subsidiary of MRI. MCH owns and operates The Mirage, a hotel-casino and destination resort which opened in 1989. The Mirage shares with the Treasure Island hotel-casino, as discussed below, approximately 120 acres near the center of the Las Vegas Strip. Finance functions solely as a financing corporation to raise funds for the benefit of MCH and has no other operations. Treasure Island Corp. ("TI"), a wholly owned subsidiary of MCH, was incorporated in Nevada in December 1991. In 1993, TI opened Treasure Island at The Mirage ("Treasure Island"), a hotel-casino resort located adjacent to The Mirage. Until its dissolution in June 1996, Treasure Island Finance Corp. ("TI Finance") was a wholly owned subsidiary of Finance that functioned solely as a financing corporation to raise funds for the benefit of TI. Finance, MCH, TI and TI Finance are collectively referred to herein as the "Company."

          THE MIRAGE

             The Mirage is a luxurious, tropically themed destination resort containing approximately 3.1 million square feet in a 29-story Y-shaped hotel tower and an expansive low-rise complex. The Mirage features a 95,900-square foot casino, 3,044 hotel rooms (including 265 suites and 14 villa and lanai suites), approximately 71,000 square feet of meeting, convention and banquet space, a 1,503-seat showroom showcasing the world-famous illusionists Siegfried & Roy, five gourmet restaurants, a California-style pizza restaurant, a coffee shop, a buffet, four bars (two featuring live entertainment), two snack bars, an ice cream parlor, a health spa and beauty salon, a swimming pool and cabana area, a white tiger display and exten-sive retail facilities.

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

          The atrium has an advanced environmental control system and creative lighting and other special effects designed to replicate the sights, sounds and fragrances of the South Seas. Located at the rear of the hotel, adjacent to the swimming pool area, is a dolphin habitat with eight Atlantic bottlenose dolphins, and the "Secret Garden of Siegfried & Roy," a recently opened exhibit that allows guests to view the beautiful exotic animals of Siegfried & Roy.

             As of March 1, 1997, The Mirage's casino offered 121 table games, keno, poker, a race and sports book and approximately 2,220 slot machines or similar coin-operated devices.

          TREASURE ISLAND

             Treasure Island is a pirate-themed hotel-casino resort located on the same site as The Mirage. Treasure Island features an 82,000-square foot casino, 2,891 hotel rooms (including 212 suites), three gourmet restaurants, an Italian specialties grill, a coffee shop, a buffet, two snack bars, an ice cream parlor, five bars (two featuring live entertainment), a 1,525-seat showroom featuring "Mystere" (a production developed by the creators of the world-renowned Cirque du Soleil) and an 18,000-square foot amusement arcade. Treasure Island also offers extensive retail facilities, approximately 16,000 square feet of meeting and banquet space, two wedding chapels and a swimming pool. The front of Treasure Island, facing the Las Vegas Strip, is an elaborate pirate village in which full-scale replicas of a pirate ship and a British frigate regularly engage in a pyrotechnic and special effects sea battle, culminating with the sinking of the frigate.

             As of March 1, 1997, Treasure Island's casino offered 83 table games, keno, a race and sports book and approximately 2,200 slot machines or similar coin-operated devices.

          SHADOW CREEK

             MCH's wholly owned subsidiary, MH, INC. ("MH"), owns approximately 305 acres of real property located approximately 10 miles north of The Mirage and Treasure Island. The Company has developed an exclusive world-class golf course and related facilities known as "Shadow Creek" on approximately 240 acres of such property. In connection with its marketing activities, the Company makes the course and related facilities available for use, by invitation only, by high-level-wagerer patrons.

          COMPETITION

             The Mirage and Treasure Island compete with a number of other hotel-casinos in Las Vegas. Currently, there are approximately 28 major hotel-casinos located on or near the Las Vegas Strip,
          11 major hotel-casinos located in the downtown area and several major facilities located elsewhere in the Las Vegas area. As of March 1, 1997, there were approximately 97,800 hotel and motel rooms in Las Vegas, compared to 86,500 at March 1, 1996.
          Currently, a number of major hotel-casinos have been proposed in Las Vegas, some of which are likely to be built. In addition, several expansion projects at existing Las Vegas hotel-casinos are currently under construction and several other expansion projects have been proposed.

             Management believes that The Mirage primarily competes with other large hotel-casinos located on or near the Strip that offer amenities and marketing programs appealing to the upper-middle and higher-income strata of the gaming populace. The Mirage competes on the basis of the elegance and excitement offered by the facility, the desirability of its location, the quality of its hotel rooms and restaurants, its entertainment and special attractions, customer service, its balanced marketing strategy and special marketing and promotional programs.

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

             The Mirage and Treasure Island also compete for gaming customers with hotel-casino operations located in other areas of Nevada, Atlantic City and other parts of the world, and for vacationers with non-gaming tourist destinations such as Hawaii and Florida. The Mirage and Treasure Island compete to a lesser extent with state-sponsored lotteries, off-track wagering, card parlors, riverboat and Indian gaming facilities and other forms of legalized gaming in the United States, as well as with gaming on cruise ships. In recent years, certain states have legalized, and several other states have considered legalizing, casino gaming. Management does not believe that such legalization of casino gaming in those jurisdictions would have a material adverse impact on the Company's operations. However, management believes that the legalization of large-scale land-based casino gaming in or near certain major metropolitan areas, particularly in California, could have a material adverse effect on the Las Vegas market.

          REGULATION AND LICENSING

             The ownership and operation of casino gaming facilities in Nevada are subject to extensive state and local regulation. The Company's gaming operations are subject to the licensing and regulatory control of the Nevada Gaming Commission, the Nevada State Gaming Control Board and the Clark County Liquor and Gaming Licensing Board. For a more detailed description of such matters, reference is made to the section entitled "Regulation and Licensing-Nevada" in Item 1 of Part I of MRI's Annual Report on Form 10-K for the fiscal year ended December 31, 1996, a copy of which section is filed as Exhibit 99 to this Form 10-K and is hereby incorporated by reference.

          MANAGEMENT'S ANALYSIS OF OPERATIONS (1996 COMPARED TO 1995)

             RESULTS OF OPERATIONS

             Revenues net of promotional allowances grew by $15.1 million over 1995. Net non-casino revenues increased by 10%, reflecting growth in revenue contribution from all departments. Net non-casino revenues accounted for 47% of the Company's total net revenues, versus 44% in 1995. Net room revenues increased by 14% in 1996. A $50 million program was completed in August 1995 to substantially upgrade the quality of The Mirage's guest rooms. Completion of this project added approximately 4% in available room nights in 1996 and allowed the Company to achieve an 11% increase in the average standard room rate. Company-wide occupancy of available standard guest rooms re-mained steady at approximately 99%. The increase in the average room rate has helped the Company achieve an increase in the gross margin on room revenues.

             The Company is planning to refurbish 138 suites at The Mirage that were not refurbished as part of the 1995 program. The re-furbishment project is scheduled for the summer of 1997 at a cost of approximately $9 million.

             SIEGFRIED & ROY at The Mirage and MYSTERE at Treasure Island continue to be two of the most successful theatrical experiences in history. During 1996, both shows again played to near full capacity, at a combined average ticket price 7% higher than in 1995. Principally due to the success of these two productions, net entertainment revenues grew by $6.1 million, or 8%, over 1995. The increase in the average ticket price resulted in an improvement in gross margins and profitability. Net food and beverage and retail revenues were also solid contributors, increasing 8% and 5%, respectively.

             The increase in operating results in 1996 was achieved despite an 8% decline in table games revenues caused by a reduction in both activity and the win percentage for baccarat. The Company-wide table games win percentage was 19.9%, versus 21.1% in 1995. Excluding baccarat, table games revenues in 1996 increased by 4% over 1995. Slot revenues also increased slightly over 1995.

             The provision for losses on receivables declined by $8.6 million in 1996. This decline reflects favorable collection experience, as well as a reduction in the level of table games credit play.

             In November 1996, the Company began construction on a series of improvements at Treasure Island. These include a luxurious new hotel lobby, a new Italian restaurant, additional retail space and a modest amount of additional casino space. The enhancements are expected to cost approximately $25 million and be completed in mid-1997. The construction had little impact on operating results during 1996, but general and administrative expense includes a $5.4 million charge related to the abandon-ment of property associated with the new construction. During 1995, various smaller projects resulted in a similar charge of $3.5 million.

             OTHER INCOME AND EXPENSE

             Interest expense related to notes payable to non-affiliates declined by $5.9 million, or 21%. This decline reflects the retirement of the remaining $126.0 million principal amount of TI Finance's 9-7/8% first mortgage notes called for redemption in March 1995 and the repayment of bank credit facility and commercial paper borrowings in February 1996.

             In April 1995, the $518.9 million outstanding principal balance of notes payable to MRI was repaid using the proceeds from the sale to MRI of 100 shares of Finance's common stock. Interest expense related to such notes totaled $14.2 million in 1995.

             INCOME TAXES

             MRI files its federal income tax returns on a consolidated basis. MRI has tax allocation agreements (which are not binding on the Internal Revenue Service) with each of its key subsidiaries, including MCH, TI, Finance and, until its dissolution, TI Finance, which require each of them to reimburse MRI for the amount of tax they would pay on a stand-alone basis. This includes reimbursement for any additional taxes and interest thereon resulting from Internal Revenue Service audits. Under the Internal Revenue Code, MRI's consolidated subsidiaries are jointly and severally liable for all income tax liabilities.

             As a result of the tax allocation agreements, the tax provision is not calculated on the combined income or loss of MCH, TI, Finance and TI Finance. Instead, it reflects the sum of their respective tax provisions and benefits. This resulted in a provision in 1996 and 1995 at a rate above the federal income tax statutory rate.

             EXTRAORDINARY ITEM

             As noted previously, the remaining $126.0 million principal amount of the 9-7/8% first mortgage notes were redeemed in 1995. Although this early retirement was financially advantageous, the call premium and the write-off of the related unamortized debt issuance costs resulted in an extraordinary charge of $10.4 million. There were no such charges in 1996.

          ITEM 2.   PROPERTIES

             The Mirage and Treasure Island share an approximately 120-acre site owned by MCH. At March 1, 1997, both The Mirage and Treasure Island were subject to an encumbrance of approximately $118.9 million, representing the accreted value of Finance's zero coupon first mortgage notes.

             MCH, through MH, also owns approximately 305 acres of land in North Las Vegas, including approximately 240 acres occupied by Shadow Creek.

          ITEM 3.   LEGAL PROCEEDINGS

             The Company is a defendant in various lawsuits, most of which relate to routine matters incidental to its business. Management does not believe that the outcome of such pending litigation, in the aggregate, will have a material adverse effect on the Company.

          ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

             Omitted in accordance  with General  Instruction I(2)  of Form
          10-K.

                                       PART II

          ITEM 5.   MARKET  FOR  REGISTRANT'S   COMMON  EQUITY   AND RELATED
                    STOCKHOLDER MATTERS

             There is no public trading market for the Common Stock of MCH or Finance.

          ITEM 6.   SELECTED FINANCIAL DATA

            Omitted in accordance  with General  Instruction I(2)  of Form
          10-K.

          ITEM 7.  MANAGEMENT'S   DISCUSSION   AND  ANALYSIS  OF  FINANCIAL
                   CONDITION AND RESULTS OF OPERATIONS

             Omitted in accordance with General Instruction I(2) of Form 10-K. See "Management's Analysis of Operations (1996 Compared to
          1995)" in Item 1 of Part I of this Form 10-K.

          ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

             The Combined Financial Statements and Notes to Combined Financial Statements of THE MIRAGE CASINO-HOTEL and Subsidiaries and GNS FINANCE CORP., referred to in Item 14(a)(1) of this Form 10-K, are included at pages 13 to 26.

          ITEM 9.   CHANGES IN   AND  DISAGREEMENTS   WITH  ACCOUNTANTS  ON
                    ACCOUNTING AND FINANCIAL DISCLOSURE

            None.

                                      PART III

          ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

            Omitted in accordance  with General  Instruction I(2)  of  Form
          10-K.

          ITEM 11.  EXECUTIVE COMPENSATION

            Omitted in accordance  with General  Instruction I(2)  of  Form
          10-K.

          ITEM 12.  SECURITY OWNERSHIP OF  CERTAIN  BENEFICIAL  OWNERS  AND
                    MANAGEMENT

            Omitted in accordance  with General  Instruction I(2)  of  Form
          10-K.

          ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

            Omitted in accordance  with General  Instruction I(2)  of  Form
          10-K.

                             PART IV

          ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES  AND REPORTS ON
                    FORM 8-K

            (a)(1). FINANCIAL STATEMENTS.

                    Included in Part II of this Report:

                    Report of Independent Public Accountants

                    Combined Balance Sheets - December 31, 1996 and 1995

                    Years ended December 31, 1996, 1995 and 1994

                      Combined Statements of Income and Retained Earnings (Accumulated Deficit)

                      Combined Statements of Cash Flows

                    Notes to Combined Financial Statements

            (a)(2). FINANCIAL STATEMENT SCHEDULES.

                    Included in Part IV of this Report:

                      Years ended December 31, 1996, 1995 and 1994

                      Schedule II - Valuation and Qualifying Accounts

               Schedules other than that listed above are  omitted  because they are not required or are not applicable, or the required information is shown in the financial statements or notes to the financial statements.

            (a)(3). EXHIBITS.

                    3(i)(a) Articles of Incorporation of Finance. Incor-porated by reference to Exhibit 3(a) to the
                             Registration Statement filed by MCH and Finance on Form S-1 under the Securities Act of 1933 (No. 33-22369) (the "Form S-1").

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

                    3(i)(d) Amendment to Articles of Incorporation of MCH, filed April 25, 1989. Incorporated by refer-ence to Exhibit 3(e) to Post-Effective Amend-ment No. 1 to the Registration Statement filed by MCH and Finance on Form S-1 under the Securities Act of 1933 (No. 33-23701) (the "Second Form S-1").

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

                    3(ii)(a) Bylaws of Finance.  Incorporated  by reference
                             to Exhibit 3(c) to the 1988 Form 10-K.

                    3(ii)(b) Bylaws of  MCH. Incorporated  by reference  to
                             Exhibit 3(d) to the Form S-1.

                    4(a) Indenture, dated as of March 15, 1988, with respect to Finance's Zero Coupon First Mort-gage Notes Due March 15, 1998, together with exhibits (the "Zero Coupon Notes Indenture"). Incorporated by reference to Exhibit 4(c) to the Form S-1.

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

                    4(e)     Fourth Supplemental  Indenture,  dated  as  of
                             June 15, 1992, to the Zero Coupon Notes Indenture. Incorporated by reference to
                             Exhibit 19.4 to the Quarterly Report on Form 10-Q of MRI (Commission File No. 1-6697) for the fiscal quarter ended June 30, 1992.

                    4(f) Indenture, dated as of March 31, 1993, with respect to Finance's 9-1/4% Senior Sub-ordinated Notes Due March 15, 2003, together with exhibits. Incorporated by reference to
                             Exhibit 4 to the Current Report on Form 8-K of MRI dated March 31, 1993.

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

                    10(b) Tax Allocation Agreement, dated as of March 9, 1988, between Finance and MRI. Incorporated by reference to Exhibit 10(g) to the Form S-1.

                    10(c) Tax Allocation Agreement, dated as of January 1, 1988, between MCH and MRI. Incor-porated by reference to Exhibit 10(h) to the Form S-1.

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

                    10(g) Easement, dated December 28, 1990, from MH in favor of Stephen A. Wynn. Incorporated by reference to Exhibit 10(ll) to Amendment No. 1 to the Registration Statement filed by MCH and Finance on Form S-1 under the Secur-ities Act of 1933 (No. 33-38496).

                    10(h)    Second  Amendment  to  Deed  of  Trust,  dated
                             as of February 21, 1992, between MCH, as trustor, and FIBN, as beneficiary. Incorpor-ated by reference to Exhibit 10(z) to the Annual Report on Form 10-K of Finance for the fiscal year ended December 31, 1991 (the "1991 Form 10-K").

                    10(i) Leasehold Deed of Trust, Assignment of Rents and Security Agreement, dated as of March 25, 1992, from TI in favor of FIBN, as trustee. Incorporated by reference to Exhibit 10(cc) to the 1991 Form 10-K.

                    10(j) Ground Lease, dated as of March 1, 1992, between MCH and TI. Incorporated by refer-ence to Exhibit 10(nn) to Amendment No. 2 to the TI Form S-1.

                    10(k) Tax Allocation Agreement, dated as of January 1, 1992, between MRI and TI. Incorporated by reference to Exhibit 10(pp) to Amendment No. 2 to the TI Form S-1.

                    10(l) Amendment Agreement, dated as of November 24, 1992, between MCH, as trustor, and FIBN, as beneficiary. Incorporated by reference to
                             Exhibit 10(ddd) to the Annual Report on Form 10-K of MRI for the fiscal year ended December 31, 1992 (the "MRI 1992 Form 10-K").

                    10(m) First Amendment to Ground Lease, dated as of March 1, 1993, between MCH and TI. Incor-porated by reference to exhibit 10(ggg) to the MRI 1992 Form 10-K.

                    10(n) Second Amendment to Ground Lease, dated as of October 26, 1993, between MCH and TI. Incorporated by reference to Exhibit 10(bbb) to the Annual Report on Form 10-K of MRI for the fiscal year ended December 31, 1993.

                    10(o) Land Sales Contract, dated March 26, 1993, between MH and Stephen A. Wynn, together with exhibits. Incorporated by reference to
                             Exhibit 10(yy) to the Registration Statement filed by Finance and MCH on Form S-4 under the Securities Act of 1933 (No. 33-62514).

                    10(p) Issuing and Paying Agency Agreement, dated November 13, 1995, between MRI, MCH, TI, Bellagio, GNLV, CORP. and MH, as issuers, and BankAmerica National Trust Company, as issuing and paying agent (without exhibit). Incor-porated by reference to Exhibit 4.1 to the Current Report on Form 8-K of MRI dated November 20, 1995 (the "MRI Form 8-K").

                    10(q) Form of Commercial Paper Note of MRI, MCH, TI, Bellagio, GNLV, CORP. and MH. Incorpor-ated by reference to Exhibit 4.2 to the MRI Form 8-K.

                    10(r) Termination Agreement, dated as of March 7, 1997, among MRI, MCH, TI, GNLV, CORP., MH, Bellagio and Bank of America National Trust and Savings Association, as Administrative Co-Agent.

                    27       Financial Data Schedule.

                    99 Section entitled "Regulation and Licensing-Nevada" in Item 1 of Part I of the Annual Report on Form 10-K of MRI for the fiscal year ended December 31, 1996.

            (b).    REPORTS ON FORM 8-K.

                    The Registrants filed no reports on Form 8-K during the three-month period ended December 31, 1996.

                      THE MIRAGE CASINO-HOTEL AND SUBSIDIARIES
                                         AND
                                  GNS FINANCE CORP.

                      REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


           To the Directors and Stockholder of
           THE MIRAGE CASINO-HOTEL and Subsidiaries and GNS FINANCE CORP.

              We have audited the accompanying combined balance sheets of THE MIRAGE CASINO-HOTEL and subsidiaries and GNS FINANCE CORP. (collectively, the "Company") as of December 31, 1996 and
           1995, and the related combined statements of income and retained earnings (accumulated deficit) and cash flows for the years ended December 31, 1996, 1995 and 1994. These combined financial statements and the schedule referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these combined financial statements and schedule based on our audits.

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

              In our opinion, the financial statements referred to above present fairly, in all material respects, the combined financial position of THE MIRAGE CASINO-HOTEL and subsidiaries and GNS FINANCE CORP. as of December 31, 1996 and 1995, and the combined results of their operations and their cash flows for the years ended December 31, 1996, 1995 and 1994 in conformity with generally accepted accounting principles.

              Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The financial statement schedule for the years ended December 31, 1996, 1995 and 1994 listed in Item 14(a)(2) is presented for purposes of complying with the Securities and Exchange Commission's rules and is not a required part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.
                                          ARTHUR ANDERSEN LLP

           Las Vegas, Nevada
           March 7, 1997

                                     THE MIRAGE CASINO-HOTEL AND SUBSIDIARIES
                                                       AND
                                                GNS FINANCE CORP.

                                             COMBINED BALANCE SHEETS
                                             (DOLLARS IN THOUSANDS)

                                                      ASSETS
                                                                                                       AT DECEMBER 31
                                                                                                 -------------------------
                                                                                                     1996           1995
                                                                                                 ----------     ----------
CURRENT ASSETS
  Cash and cash equivalents ................................................................     $   57,664     $   36,516
  Receivables, net of allowance for doubtful accounts of $36,558 and $44,862................         66,805         73,070
  Inventories ..............................................................................         23,918         22,163
  Deferred income taxes ....................................................................         22,969         26,709
  Prepaid expenses and other ...............................................................          7,124          8,356
                                                                                                 ----------     ----------
        Total current assets ...............................................................        178,480        166,814
Property and equipment, net ................................................................        988,811      1,021,985
Advances to Mirage Resorts, Incorporated and affiliates.....................................         70,353              -
Other assets, net ..........................................................................         11,717          9,401
                                                                                                 ----------     ----------
                                                                                                 $1,249,361     $1,198,200
                                                                                                 ==========     ==========
                                      LIABILITIES AND STOCKHOLDER'S EQUITY

CURRENT LIABILITIES
  Accounts payable .........................................................................     $   80,149     $   72,186
  Accrued payroll ..........................................................................         30,315         29,231
  Other accrued expenses ...................................................................         30,665         31,890
  Income taxes payable to Mirage Resorts, Incorporated......................................          9,901         16,791
  Management fees payable to Mirage Resorts, Incorporated...................................         15,056         15,591
  Advances from Mirage Resorts, Incorporated and affiliates.................................              -         54,983
  Current maturities of long-term debt......................................................              -         41,882
                                                                                                 ----------     ----------
        Total current liabilities ..........................................................        166,086        262,554
Long-term debt, net of current maturities ..................................................        216,699        204,700
Other liabilities, including deferred income taxes of $80,205 and $69,215...................         81,246         70,321
                                                                                                 ----------     ----------
        Total liabilities ..................................................................        464,031        537,575
                                                                                                 ----------     ----------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDER'S EQUITY
  Common stock, no par value:  THE MIRAGE CASINO-HOTEL - authorized 1,000 shares, issued and outstanding 100 shares; GNS FINANCE CORP. -
    authorized 2,500 shares, issued and outstanding 200 shares...............................       518,945        518,945
Additional paid-in capital ..................................................................       107,142        107,142
Retained earnings ...........................................................................       159,243         34,538
                                                                                                 ----------     ----------
        Total stockholder's equity ..........................................................       785,330        660,625
                                                                                                 ----------     ----------
                                                                                                 $1,249,361     $1,198,200
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

                                       THE MIRAGE CASINO-HOTEL AND SUBSIDIARIES
                                                         AND
                                                  GNS FINANCE CORP.

                                          COMBINED STATEMENTS OF INCOME AND
                                       RETAINED EARNINGS (ACCUMULATED DEFICIT)
                                                     (IN THOUSANDS)
                                                                                           YEAR ENDED DECEMBER 31
                                                                                  ----------------------------------------
                                                                                     1996           1995           1994
                                                                                  ----------     ----------     ----------
REVENUES
  Casino.......................................................................   $  581,431     $  613,509     $  554,411
  Rooms........................................................................      251,712        224,042        213,193
  Food and beverage............................................................      179,725        166,936        163,691
  Entertainment................................................................       91,177         84,719         69,580
  Retail.......................................................................       59,367         56,780         60,516
  Other........................................................................       41,849         38,805         37,930
                                                                                  ----------     ----------     ----------
                                                                                   1,205,261      1,184,791      1,099,321
  Less - promotional allowances................................................     (103,170)       (97,768)       (92,010)
                                                                                  ----------     ----------     ----------
                                                                                   1,102,091      1,087,023      1,007,311
                                                                                  ----------     ----------     ----------
COSTS AND EXPENSES
  Casino.......................................................................      300,999        303,108        275,145
  Rooms........................................................................       67,474         63,009         61,793
  Food and beverage............................................................      108,919        105,657        106,441
  Entertainment................................................................       72,211         69,894         61,127
  Retail.......................................................................       38,392         36,230         38,254
  Other........................................................................       23,082         22,461         23,296
  Provision for losses on receivables..........................................       14,309         22,895         20,185
  General and administrative...................................................      121,682        118,602        118,684
  Mirage Resorts, Incorporated management fee..................................       61,233         60,163         55,247
  Depreciation.................................................................       68,916         68,541         75,509
  Corporate development........................................................            5          2,700          1,899
                                                                                   ---------     ----------     ----------
                                                                                     877,222        873,260        837,580
                                                                                  ----------     ----------     ----------
OPERATING INCOME...............................................................      224,869        213,763        169,731
                                                                                  ----------     ----------     ----------
OTHER INCOME AND (EXPENSE)
  Interest expense
    Notes payable to non-affiliates............................................      (21,993)       (27,897)       (47,913)
    Notes payable to Mirage Resorts, Incorporated..............................           -         (14,235)       (35,729)
  Other, including interest income.............................................          697            438            409
                                                                                  ----------     ----------     ----------
                                                                                     (21,296)       (41,694)       (83,233)
                                                                                  ----------     ----------     ----------
INCOME BEFORE INCOME TAXES AND EXTRAORDINARY ITEM..............................      203,573        172,069         86,498
  Provision for income taxes...................................................      (78,868)       (71,059)       (45,326)
                                                                                  ----------     ----------     ----------
INCOME BEFORE EXTRAORDINARY ITEM...............................................      124,705        101,010         41,172
  Extraordinary item - loss on early retirements of debt, net of
    applicable income tax benefit in 1994......................................            -        (10,439)       (14,975)
                                                                                  ----------     ----------     ----------

NET INCOME.....................................................................   $  124,705     $   90,571     $   26,197

RETAINED EARNINGS (ACCUMULATED DEFICIT)
  Balance, beginning of year...................................................       34,538        (56,033)       (82,230)
                                                                                  ----------     ----------     ----------
  Balance, end of year.........................................................   $  159,243     $   34,538     $  (56,033)
                                                                                  ==========     ==========     ==========
                The accompanying notes are an integral part of these combined financial statements.

                                        THE MIRAGE CASINO-HOTEL AND SUBSIDIARIES
                                                          AND
                                                   GNS FINANCE CORP.

                                           COMBINED STATEMENTS OF CASH FLOWS
                                                    (IN THOUSANDS)

                                                                                           YEAR ENDED DECEMBER 31
                                                                                  ---------------------------------------
                                                                                     1996           1995            1994
                                                                                  ---------      ---------      ----------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income...................................................................   $ 124,705      $  90,571      $   26,197
  Adjustments to reconcile net income to net cash provided
    by operating activities
      Provision for losses on receivables......................................      14,309         22,895          20,185
      Depreciation of property and equipment...................................      68,916         68,541          75,509
      Loss on disposal and abandonment of property and equipment...............       5,997          3,155          11,953
      Amortization of debt discount and issuance costs.........................      12,352         11,234          12,451
      Loss on early retirements of debt........................................           -         10,439          16,024
      Deferred income taxes....................................................      14,730          8,657           3,902
      Changes in assets and liabilities
        Increase in receivables and other operating assets.....................     (11,318)       (39,112)        (19,597)
        Increase (decrease) in trade accounts payable and accrued expenses.....       7,822         17,763          (9,099)
      Other....................................................................          17         (2,065)           (569)
                                                                                  ---------      ---------      ----------
            Net cash provided by operating activities..........................     237,530        192,078         136,956
                                                                                  ---------      ---------      ----------
CASH FLOWS FROM INVESTING ACTIVITIES
  Capital expenditures.........................................................     (43,039)       (79,494)        (35,322)
  Other........................................................................       1,300          1,068             317
                                                                                  ---------      ---------      ----------
            Net cash used for investing activities.............................     (41,739)       (78,426)        (35,005)
                                                                                  ---------      ---------      ----------
CASH FLOWS FROM FINANCING ACTIVITIES
  Increase (decrease) in income taxes payable to Mirage
    Resorts, Incorporated......................................................      (6,890)       (41,272)          4,869
  Increase (decrease) in management fee obligations to Mirage
    Resorts, Incorporated......................................................        (535)      (112,205)         55,247
  Advances from (to) Mirage Resorts, Incorporated and affiliates...............    (125,336)        (5,793)         44,077
  Repayments of notes payable to Mirage Resorts, Incorporated
    (excluding notes related to management fees and income taxes)..............           -       (353,022)              -
  Net increase (decrease) in bank credit facility and commercial
    paper borrowings...........................................................     (41,882)        21,882           3,000
  Early retirements of public debt.............................................           -       (134,180)       (193,990)
  Other principal payments on debt.............................................           -             -          (27,074)
  Issuance of common stock to Mirage Resorts, Incorporated.....................           -        518,943               -
  Other........................................................................           -              -            (245)
                                                                                  ---------      ---------      ----------
            Net cash used for financing activities.............................    (174,643)      (105,647)       (114,116)
                                                                                  ---------      ---------      ----------
CASH AND CASH EQUIVALENTS
  Increase (decrease) for the year.............................................      21,148          8,005         (12,165)
  Balance, beginning of year...................................................      36,516         28,511          40,676
                                                                                  ---------      ---------      ----------
  Balance, end of year.........................................................   $  57,664      $  36,516      $   28,511
                                                                                  =========      =========      ==========
SUPPLEMENTAL CASH FLOW DISCLOSURES
  Interest paid (including $16,309 in 1995 and $36,289 in 1994 to
    Mirage Resorts, Incorporated), net of amounts capitalized..................   $   9,714      $  36,114      $   76,160
  Income taxes paid to Mirage Resorts, Incorporated (including
    amounts represented by a note payable).....................................      70,998        103,674          35,506

                  The accompanying notes are an integral part of these combined financial statements.

                  THE MIRAGE CASINO-HOTEL AND SUBSIDIARIES
                                    AND
                             GNS FINANCE CORP.

                   NOTES TO COMBINED FINANCIAL STATEMENTS
                          (DOLLARS IN THOUSANDS)

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

             MCH and Finance are wholly owned Nevada subsidiaries of Mirage Resorts, Incorporated ("MRI"). MCH owns and operates The Mirage, a hotel-casino and destination resort located near the center of the Las Vegas Strip. TI owns and operates Treasure Island, a pirate-themed hotel-casino resort located adjacent to The Mirage. MH owns and operates an exclusive world-class golf course and related facilities known as Shadow Creek, located approximately 10 miles from The Mirage and Treasure Island. Finance functions solely as a financing corporation to raise funds for the benefit of MCH. TI Finance acted solely as a financing corporation to raise funds for the benefit of TI.

             MRI, through other wholly owned Nevada subsidiaries, also owns and operates the Golden Nugget, a hotel-casino in downtown Las Vegas, and the Golden Nugget-Laughlin, a hotel-casino in Laughlin, Nevada. Additionally, MRI, through another wholly owned subsidiary, is a 50% partner in a joint venture that owns and operates the new Monte Carlo Resort & Casino ("Monte Carlo") on the Las Vegas Strip. MRI, through other wholly owned subsidiaries, is currently constructing two additional hotel-casino resorts. The more ambitious of these is Bellagio, an elegant 3,005-guest room luxury resort scheduled to be completed in the third quarter of 1998 on approximately 120 acres adjacent to Monte Carlo. Beau Rivage, a luxurious 1,777-guest room beachfront resort in Biloxi, Mississippi, is scheduled to be completed in the fourth quarter of 1998. The combined financial statements include various transactions between the Company and MRI and its wholly owned subsidiaries (see Note 2).

             CASINO REVENUES AND PROMOTIONAL ALLOWANCES. The Company recognizes as casino revenues the net win from gaming activities, which is the difference between gaming wins and losses. Revenues include the estimated retail value of rooms, food and beverage and other goods and services provided to customers on a complimentary basis as follows:

                                                 YEAR ENDED DECEMBER 31
                                             ------------------------------
                                               1996        1995       1994
                                             --------    -------    -------
             Rooms.......................... $ 45,671    $43,535    $41,357
             Food and beverage..............   52,205     49,332     46,802
             Other..........................    5,294      4,901      3,851
                                             --------    -------    -------
                                             $103,170    $97,768    $92,010
                                             ========    =======    =======

             Such amounts are then deducted as promotional allowances. The estimated costs of providing these promotional allowances, totaling $65.0 million in 1996, $63.2 million in 1995 and $60.6 million in 1994, have been classified primarily as casino costs and expenses.

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

             The Company extends credit to a limited number of casino patrons, but only following background checks and investigations of creditworthiness. At December 31, 1996, a substantial portion of the receivables was due from foreign customers. The collectibility of these receivables could be affected by future business or economic trends or other significant events in the countries in which such customers reside.

             The Company maintains an allowance for doubtful accounts to reduce its receivables to their carrying amount, which approximates fair value. Management believes that as of December 31, 1996, no significant concentrations of credit risk existed for which an allowance had not already been determined and recorded.

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

             RECLASSIFICATIONS. Certain amounts in the 1995 and 1994 combined financial statements have been reclassified to conform with the 1996 presentation. These reclassifications had no effect on the Company's net income.

             USE OF ESTIMATES. The combined financial statements have been prepared in conformity with generally accepted accounting principles. Those principles require management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period. Actual results could differ from such estimates.

          NOTE 2 - TRANSACTIONS WITH MRI AND AFFILIATES

             Pursuant to separate management agreements with MRI, MCH and TI is each charged a management fee equal to 5% of revenues (before deduction of promotional allowances) primarily for executive assistance and administrative support. The services provided include financial and business planning, insurance policy evaluation and procurement and legal and accounting services.

             The Company also reimburses MRI and its subsidiaries for the cost of various services not covered by the management agreements. The more significant of these transactions include the use of MRI's corporate aircraft and computer software, and marketing and advertising services provided by certain MRI subsidiaries. The Company was charged $13.9 million in 1996 and $13.6 million in both 1995 and 1994 for such services. These transactions with MRI and its subsidiaries represent non-interest-bearing advances to or from the Company.

             In 1993, MCH and TI converted amounts due to MRI to long-term notes aggregating $473.7 million. These notes bore interest at the six-month London Interbank Offered Rate plus 3%. Amounts that became due under the management agreements and tax allocation agreements were added to the principal balance of the notes. In April 1995, the $518.9 million outstanding principal balance of the long-term notes was repaid by the Company using the proceeds from the sale to MRI of 100 shares of Finance's common stock.

          NOTE 3 - PROPERTY AND EQUIPMENT

            Property and equipment consisted of the following:

                                                         AT DECEMBER 31
                                                    -----------------------
                                                        1996         1995
                                                    ----------   ----------
               Land................................ $  107,495   $  102,857
               Land improvements...................    111,655      110,163
               Buildings...........................    688,595      669,391
               Furniture, fixtures and equipment...    420,138      408,006
               Construction in progress............      9,606       20,897
                                                     ---------   ----------
                                                     1,337,489    1,311,314
               Less accumulated depreciation.......   (348,678)    (289,329)
                                                    ----------   ----------
                                                    $  988,811   $1,021,985
                                                    ==========   ==========

          NOTE 4 - LONG-TERM DEBT

            Long-term debt consisted of the following:

                                                         AT DECEMBER 31
                                                    -----------------------
                                                        1996         1995
                                                    ----------   ----------
               Zero coupon first mortgage notes
                (effective interest rate of 11%),
                due March 1998..................... $  116,699   $  104,700
               9-1/4% senior subordinated notes,
                due March 2003.....................    100,000      100,000
               Revolving bank credit facility and
                commercial paper borrowings........          -       41,882
                                                    ----------   ----------
                                                       216,699      246,582
               Less current maturities.............          -      (41,882)
                                                    ----------   ----------
                                                    $  216,699   $  204,700
                                                    ==========   ==========

             The zero coupon first mortgage notes were issued by Finance in March 1988. The notes are collateralized by first liens on The Mirage and Treasure Island and are guaranteed by MCH. The notes are shown in the above table at their accreted value rather than their face amount, as the holders of the notes are not entitled to the face amount upon default or other accelerated maturity, but only to the accreted value. The unamortized debt discount was $16.3 million and $28.3 million at December 31, 1996 and 1995, respectively. At December 31, 1996, the only maturity of the Company's long-term debt during the next five years is the March 1998 maturity of the $133.0 million face amount of the notes.

             The 9-1/4% senior subordinated notes were issued by Finance in March 1993. The notes are guaranteed by MCH and are redeemable at the option of Finance, in whole or in part, on or after March 15, 1998 at prices set forth in the indenture.

             The indenture governing the 9-1/4% senior subordinated notes generally limits dividend payments and capital stock repurchases to the proceeds received by MCH and Finance from the sale of their equity securities plus 50% of the Company's cumulative net income (or minus 100% of cumulative net loss) since October 1, 1989. The indenture governing the zero coupon first mortgage notes has similar provisions, but the restrictions apply only to MCH and its subsidiaries. Finance's net income (loss) and proceeds from the sale of its equity securities are excluded from the calculation of permitted payments. This indenture does not restrict Finance from paying dividends on or repurchasing its capital stock.

             On March 7, 1997, MRI's $1 billion revolving bank credit facility was amended to, among other things, increase the total availability to $1.75 billion and extend the maturity to March 2002. Pursuant to the amendment, the Company is no longer liable for or a guarantor of any borrowings, which are uncollateralized.

            During the years ended December 31, 1995 and 1994, the Company retired, prior to scheduled maturities, certain publicly held debt securities issued by Finance and TI Finance. The debt securities and respective principal amounts retired, and the resulting aggregate extraordinary losses, were as follows:

                                                    YEAR ENDED DECEMBER 31
                                                    -----------------------
                                                        1995        1994
                                                    ----------   ----------
               9-7/8% first mortgage notes......... $  125,991   $  174,009
               Zero coupon first mortgage
                 notes(a)..........................          -       10,320
                                                    ----------   ----------
                                                    $  125,991   $  184,329
                                                    ==========   ==========
               Extraordinary loss.................. $   10,439   $   13,028
                                                    ==========   ==========

               ---------------
               (a) Represents the accreted value of the notes on the date of retirement. The face amount of the notes retired was $15.0 million.

             In addition, during 1994 MCH incurred an extraordinary loss of $1.9 million, net of applicable income tax benefit of $1.0 million, in connection with the write-off of the unamortized costs associated with a previous bank credit facility.

             The estimated fair value of the Company's long-term debt at December 31, 1996 was approximately $230 million, versus its book value of approximately $217 million. At December 31, 1995, the estimated fair value of the Company's long-term debt was approximately $266 million, versus its book value of approximately $247 million. The estimated fair value amounts were based on quoted market prices on or about December 31, 1996 and 1995 for the Company's debt securities that are traded. For the debt securities that are not traded, fair value was based on estimated discounted cash flows using current rates offered to the Company for debt securities having the same remaining maturities.

          NOTE 5 - INCOME TAXES

             MRI files its federal income tax returns on a consolidated basis. MRI has tax allocation agreements with each of its key subsidiaries (including MCH, TI, Finance and, until its dissolution, TI Finance) which require each of them to reimburse MRI for the amount of tax they would pay on a stand-alone basis. This includes reimbursement for any additional taxes and interest thereon resulting from Internal Revenue Service audits.

             Accordingly, the Company's federal tax provision is not calculated on the combined income or loss of MCH, TI, Finance and TI Finance. Instead, it reflects the sum of their respective tax provisions and benefits. MCH and TI had income in all three years and accrued taxes at a rate approximating the federal income tax statutory rate. Finance and TI Finance incurred losses in the three-year period and have not recognized a tax benefit from such losses. Tax benefits of net operating loss carryforwards are not recognized for financial reporting purposes until it is more likely than not that such benefits will be realized. Upon dissolution of TI Finance, all of its net operating loss carryforwards were transferred to Finance. However, realization of any tax benefit by Finance from net operating loss carryforwards is unlikely, as it has no operations and is unlikely to have future taxable income.

             The sum of these individual tax provisions and benefits resulted in a provision in 1996, 1995 and 1994 at a rate above the statutory rate.

             The  provision  for  income  taxes   for  financial  reporting
          purposes consisted of the following:

                                                    YEAR ENDED DECEMBER 31
                                                  -------------------------
                                                    1996     1995    1994
                                                  -------  -------  -------
            Income from continuing operations.... $78,868  $71,059  $45,326
            Tax benefit from extraordinary loss
              on early retirement of debt........       -        -   (1,049)
                                                  -------  -------  -------
                                                  $78,868  $71,059  $44,277
                                                  =======  =======  =======

            The provision for income taxes attributable to income from continuing operations consisted of the following:

                                                    YEAR ENDED DECEMBER 31
                                                  -------------------------
                                                    1996     1995    1994
                                                  -------  -------  -------
            CURRENT
               Federal........................... $64,108  $62,402  $41,424
               State.............................      30        -        -
                                                  -------  -------  -------
                                                   64,138   62,402   41,424
            DEFERRED
               Federal...........................  14,730    8,657    3,902
                                                  -------  -------  -------
                                                  $78,868  $71,059  $45,326
                                                  =======  =======  =======

             The provision for income taxes attributable to income from continuing operations differs from the amount computed at the federal income tax statutory rate as a result of the following:

                                                    YEAR ENDED DECEMBER 31
                                                  -------------------------
                                                    1996     1995    1994
                                                  -------  -------  -------
               Amount at statutory rate.......... $71,251  $60,224  $30,274
               Unutilized net operating
                loss carryforwards...............   7,562    8,370   15,605
               Other.............................      55    2,465     (553)
                                                  -------  -------  -------
                                                  $78,868  $71,059  $45,326
                                                  =======  =======  =======

             The Internal Revenue Service has completed examinations of MRI's federal income tax returns for the years 1991 and 1992 and an examination of the years 1993 and 1994 is currently in process. A number of adjustments have been proposed but no settlement has been reached. In the opinion of management, any tax liability arising from these examinations will not have a material adverse effect on the Company's financial position or results of operations.

             The components of the deferred tax liability consisted of the following:

                                                           AT DECEMBER 31
                                                       --------------------
                                                           1996      1995
                                                       ---------  ---------
           DEFERRED TAX LIABILITIES
             Temporary differences related to property
               and equipment.......................... $  83,081  $  80,764
             Other temporary differences..............     6,683      6,222
                                                       ---------  ---------
                  Gross deferred tax liabilities......    89,764     86,986
                                                       ---------  ---------
           DEFERRED TAX ASSETS
             Provision for losses on receivables......    12,795     15,702
             Alternative minimum tax credit(a)........    10,236     15,811
             Accrued vacation pay.....................     4,110      3,748
             Preopening expense, net of amortization..     2,700      4,243
             Other temporary differences..............     2,687      4,518
             Loss carryforwards.......................   162,879    156,738
             Valuation allowance......................  (162,879)  (156,280)
                                                       ---------  ---------
                 Net deferred tax assets..............    32,528     44,480
                                                       ---------  ---------
                                                       $  57,236  $  42,506
                                                       =========  ==========

                                    -24-

           ---------------
             (a) The  excess  of the  alternative minimum tax over the
                 regular federal income tax is a tax credit which can be carried forward indefinitely to reduce future federal income tax liabilities.


            At December 31, 1996, the Company had net operating and capital loss carryforwards totaling $465.4 million which expire at various dates through 2011. A valuation allowance has been established to eliminate the tax benefits associated with these carryforwards because management believes the Company will not obtain any tax benefits from these deferred tax assets.

          NOTE 6 - EMPLOYEE BENEFIT PLANS

             Employees of the Company who are members of various unions are covered by union-sponsored, collectively bargained, multi-employer health and welfare and defined benefit pension plans. The Company recorded an expense of $20.3 million in 1996, $22.6 million in 1995 and $20.6 million in 1994 under such plans. Sufficient information is not available from the plans' sponsors to permit the Company to determine its share of unfunded vested benefits, if any.

             The Company's non-union employees are covered by MRI's retirement savings plan under Section 401(k) of the Internal Revenue Code. The plan allows employees to defer up to the lesser of the Internal Revenue Code-prescribed maximum amount or 15% of their income on a pre-tax basis through contributions to the plan. The Company matches, within prescribed limits, 50% of eligible employees' contributions up to 4% of their individual earnings. The Company recorded charges for matching contributions of $3.0 million in 1996, $2.7 million in 1995 and $2.0 million in 1994.

          NOTE 7 - COMMITMENTS AND CONTINGENCIES

             ENTERTAINMENT SERVICES. The Company has entered into two agreements for major productions appearing in the showrooms at The Mirage and Treasure Island. These agreements expire in 2001 and 2004, respectively. Under the terms of the agreements, the Company is required to pay the producers of the shows a total of approximately $28 million per year and a percentage of show revenues in excess of a specified amount or a percentage of show profits. Such payments are contingent upon the actual performance of shows and under certain conditions, including failure of the respective show to achieve specified financial results, the Company may terminate the agreements without material financial obligation. The producers are responsible for paying the talent and most other costs of presenting the shows. The Company made payments pursuant to the agreements totaling approximately $49.6 million in 1996, $46.7 million in 1995 and $46.8 million in 1994.

             LITIGATION. The Company is a party to various legal proceedings, most of which relate to routine matters incidental to its business. Management does not believe that the outcome of such proceedings will have a material adverse effect on the Company's financial position or results of operations.

          NOTE 8 - QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

                                                                FIRST       SECOND       THIRD        FOURTH         TOTAL
                                                              --------     --------     --------     --------     ----------
          1996
          Gross revenues....................................  $332,247     $278,760     $297,848     $296,406     $1,205,261
          Promotional allowances............................   (27,801)     (24,363)     (25,951)     (25,055)      (103,170)
          Net revenues......................................   304,446      254,397      271,897      271,351      1,102,091
          Operating income..................................    71,826       43,945       53,011       56,087        224,869
          Other expense, net................................    (5,482)      (5,194)      (5,315)      (5,305)       (21,296)
          Net income........................................    39,779       23,011       29,402       32,513        124,705

          1995
          Gross revenues....................................  $313,814     $263,216     $300,900     $306,861     $1,184,791
          Promotional allowances............................   (24,223)     (21,938)     (24,955)     (26,652)       (97,768)
          Net revenues......................................   289,591      241,278      275,945      280,209      1,087,023
          Operating income..................................    64,664       36,422       57,711       54,966        213,763
          Other expense, net................................   (20,833)      (8,618)      (6,370)      (5,873)       (41,694)
          Income before extraordinary item..................    25,648       16,146       32,110       27,106        101,010
          Extraordinary loss on early retirement of debt....   (10,439)           -            -            -        (10,439)
          Net income........................................    15,209       16,146       32,110       27,106         90,571

                             SIGNATURES

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            GNS FINANCE CORP.

                                            By:  STEPHEN A. WYNN
                                                 --------------------------
                                                 Stephen A. Wynn,  Chairman
                                                 of the Board and President

Dated:  March 31, 1997

   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

   Signature                     Title                          Date
   ---------                     -----                          ----



STEPHEN A. WYNN      Chairman of the Board and President    March 31, 1997
----------------     (Principal Executive Officer)
Stephen A. Wynn



 DANIEL R. LEE       Treasurer and Director (Principal      March 31, 1997
----------------     Financial and Accounting Officer)
 Daniel R. Lee



 BRUCE A. LEVIN      Director                               March 31, 1997
 ----------------
 Bruce A. Levin

                              SIGNATURES

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            THE MIRAGE CASINO-HOTEL

                                            By:  ROBERT H. BALDWIN
                                                 --------------------------
                                                 Robert  H.   Baldwin,
                                                 President  and  Chief
                                                 Executive Officer

Dated:  March 31, 1997

   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

     Signature                    Title                         Date
     ---------                    -----                         ----


   STEPHEN A. WYNN         Chairman of the Board            March 31, 1997
-----------------------
   Stephen A. Wynn


   ROBERT H. BALDWIN       President and Chief Executive    March 31, 1997
-----------------------    Officer (Principal Executive
   Robert H. Baldwin       Officer)


CHRISTOPHER W. NORDLING    Vice President, Treasurer        March 31, 1997
-----------------------    and Chief Financial Officer
Christopher W. Nordling    (Principal Financial and
                            Accounting Officer)

    ELAINE P. WYNN         Director                         March 31, 1997
-----------------------
    Elaine P. Wynn


    GEORGE J. MASON        Director                         March 31, 1997
-----------------------
    George J. Mason


  MELVIN B. WOLZINGER      Director                         March 31, 1997
-----------------------
  Melvin B. Wolzinger


    RONALD M. POPEIL       Director                         March 31, 1997
-----------------------
    Ronald M. Popeil


                           Director                         March   , 1997
-----------------------
    Daniel B. Wayson


   RICHARD D. BRONSON      Director                         March 31, 1997
-----------------------
   Richard D. Bronson

                                                                                                  SCHEDULE II

                                   THE MIRAGE CASINO-HOTEL AND SUBSIDIARIES
                                                     AND
                                              GNS FINANCE CORP.

                                      VALUATION AND QUALIFYING ACCOUNTS
                                                (IN THOUSANDS)

                                                                 ADDITIONS
                                                         -------------------------
                                           BALANCE AT    CHARGED TO      CHARGED                     BALANCE
                                           BEGINNING     COSTS  AND      TO OTHER                    AT  END
DESCRIPTION                                 OF YEAR       EXPENSES       ACCOUNTS     DEDUCTIONS     OF YEAR
-----------                                ----------    ----------    -----------   ------------    --------
Receivables
  Allowance for doubtful accounts
    Year Ended December 31, 1996..........  $ 44,862      $14,309      $ 1,398 (a)    $24,011 (b)    $ 36,558
    Year Ended December 31, 1995..........  $ 34,990      $22,895      $ 1,150 (a)    $14,173 (b)    $ 44,862
    Year Ended December 31, 1994..........  $ 23,224      $20,185      $   833 (a)    $ 9,252 (b)    $ 34,990

Federal income taxes
  Valuation allowance
    Year Ended December 31, 1996..........  $156,280      $     -      $ 7,562 (c)    $   963 (d)    $162,879
    Year Ended December 31, 1995..........  $144,257      $     -      $12,023 (c)    $     -        $156,280
    Year Ended December 31, 1994..........  $124,185      $     -      $20,165 (c)    $    93 (d)    $144,257

---------------
(a)  Recoveries of accounts previously charged off.

(b)  Accounts charged off.

(c) A valuation allowance has been established to eliminate the tax benefits associated with certain loss carryforwards because management believes the combined companies will not obtain any tax benefits from these deferred tax assets.

(d) Elimination of valuation allowance associated with the deferred tax assets that were written off.