Form 10-Q
period 1997-03-31
GNS FINANCE CORP
filed 1997-05-15
CIK 832613

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549

                                  FORM 10-Q

(Mark One)

[X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
             SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1997

                                      OR

[  ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
             SECURITIES EXCHANGE ACT OF 1934

For the transition period from                 to
                               ---------------    --------------
Commission File No. 1-11324

                              GNS FINANCE CORP.
                           THE MIRAGE CASINO-HOTEL
---------------------------------------------------------------------------
        (Exact name of each Registrant as specified in its charter)

                                                     88-0235356
            Nevada                                   88-0224157
-------------------------------       -------------------------------------
(State or other jurisdiction of       (I.R.S. Employer Identification Nos.)
incorporation or organization)

          3400 Las Vegas Boulevard South, Las Vegas, Nevada  89109
---------------------------------------------------------------------------
             (Address of principal executive offices - Zip Code)

                                (702) 791-7111
---------------------------------------------------------------------------
             (Registrants' telephone number, including area code)


---------------------------------------------------------------------------
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

GNS FINANCE CORP. Common Stock, no par value - 200 shares outstanding as of May 14, 1997.

THE MIRAGE CASINO-HOTEL Common Stock, no par value - 100 shares outstanding as of May 14, 1997.

The Registrants meet the conditions set forth in General Instructions H(1)(a) and (b) of Form 10-Q and, accordingly, are filing this Form 10-Q with the reduced disclosure format provided in General Instruction H(2).

          PART I.  FINANCIAL INFORMATION

          ITEM 1.  FINANCIAL STATEMENTS


          The unaudited condensed combined financial information as of March 31, 1997 and for the three-month periods ended March 31, 1997 and 1996 included in this report was reviewed by Arthur Andersen LLP, independent public accountants, in accordance with the professional standards and procedures established for such reviews by the American Institute of Certified Public Accountants.

                   REVIEW REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS
                   -----------------------------------------------


          To the Directors and Stockholder
          of THE MIRAGE CASINO-HOTEL and Subsidiaries and GNS FINANCE CORP.



          We have reviewed the accompanying condensed combined balance sheet of THE MIRAGE CASINO-HOTEL and subsidiaries and GNS FINANCE CORP. (collectively, the "Company") as of March 31, 1997, and the related condensed combined statements of income and cash flows for the three-month periods ended March 31, 1997 and 1996. These condensed combined financial statements are the responsibility of the Company's management.

          We conducted our reviews in accordance with the standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

          Based on our reviews, we are not aware of any material modifications that should be made to the financial statements referred to above for them to be in conformity with generally accepted accounting principles.

          We have previously audited, in accordance with generally accepted auditing standards, the combined balance sheet of THE MIRAGE CASINO-HOTEL and subsidiaries and GNS FINANCE CORP. as of December 31, 1996, and the related combined statements of income and retained earnings and cash flows for the year then ended (not presented herein), and, in our report dated March 7, 1997, we expressed an unqualified opinion on those combined financial statements. In our opinion, the information set forth in the accompanying condensed combined balance sheet of THE MIRAGE
          CASINO-HOTEL and subsidiaries and GNS FINANCE CORP. as of December 31, 1996, is fairly stated, in all material respects, in relation to the combined balance sheet from which it has been derived.


                                          ARTHUR ANDERSEN LLP


          Las Vegas, Nevada
          May 12, 1997

                             THE MIRAGE CASINO-HOTEL AND SUBSIDIARIES
                                                AND
                                         GNS FINANCE CORP.

                                 CONDENSED COMBINED BALANCE SHEETS
                                          (IN THOUSANDS)

                                                                           March 31,    December 31,
                                                                             1997           1996
                                                                          ----------    ------------
                                                                          (Unaudited)

                                               ASSETS
Current assets
  Cash and cash equivalents                                               $   24,110     $   57,664
  Receivables, net of allowance for doubtful accounts
    of $38,856 and $36,558                                                    56,622         66,805
  Deferred income taxes                                                       23,614         22,969
  Other current assets                                                        32,357         31,042
  Advances to Mirage Resorts, Incorporated and affiliates                    119,908              -
                                                                          ----------     ----------
          Total current assets                                               256,611        178,480
Property and equipment, net of accumulated depreciation of
  $364,144 and $348,678                                                      981,228        988,811
Advances to Mirage Resorts, Incorporated and affiliates                       17,115         70,353
Other assets, net                                                             15,680         11,717
                                                                          ----------     ----------
                                                                          $1,270,634     $1,249,361
                                                                          ==========     ==========

                                LIABILITIES AND STOCKHOLDER'S EQUITY

Current liabilities
  Accounts payable                                                        $   47,918     $   80,149
  Accrued expenses                                                            59,275         60,980
  Income taxes payable to Mirage Resorts, Incorporated                        19,811          9,901
  Management fees payable to Mirage Resorts, Incorporated                     15,969         15,056
  Current maturities of long-term debt                                       119,908              -
                                                                          ----------     ----------
          Total current liabilities                                          262,881        166,086
Long-term debt, net of current maturities                                    100,000        216,699
Other liabilities, including deferred income taxes of $84,980
  and $80,205                                                                 86,043         81,246
                                                                          ----------     ----------
          Total liabilities                                                  448,924        464,031
                                                                          ----------     ----------

Commitments and contingencies

Stockholder's equity
  Common stock                                                               518,945        518,945
  Additional paid-in capital                                                 107,142        107,142
  Retained earnings                                                          195,623        159,243
                                                                          ----------     ----------
          Total stockholder's equity                                         821,710        785,330
                                                                          ----------     ----------
                                                                          $1,270,634     $1,249,361
                                                                          ==========     ==========

--------------------
See notes to condensed combined financial statements.

                             THE MIRAGE CASINO-HOTEL AND SUBSIDIARIES
                                                AND
                                         GNS FINANCE CORP.

                        CONDENSED COMBINED STATEMENTS OF INCOME (UNAUDITED)
                                          (IN THOUSANDS)

                                                                             For the Three-Month
                                                                                 Period Ended
                                                                                   March 31,
                                                                            -----------------------
                                                                              1997           1996
                                                                            --------       --------
Gross revenues                                                              $318,316       $332,247
Less-promotional allowances                                                  (25,622)       (27,801)
                                                                            --------       --------
                                                                             292,694        304,446
                                                                            --------       --------
Costs and expenses
  Casino-hotel operations                                                    165,411        169,920
  General and administrative                                                  28,955         28,156
  Mirage Resorts, Incorporated management fee                                 15,969         16,869
  Depreciation                                                                16,669         17,675
                                                                            --------       --------
                                                                             227,004        232,620
                                                                            --------       --------
Operating income                                                              65,690         71,826
                                                                            --------       --------

Other income (expense)
  Interest expense                                                            (5,586)        (5,627)
  Other, including interest income                                               249            145
                                                                            --------       --------
                                                                              (5,337)        (5,482)
                                                                            --------       --------
Income before income taxes                                                    60,353         66,344
  Provision for income taxes                                                  23,973         26,565
                                                                            --------       --------
Net income                                                                  $ 36,380       $ 39,779
                                                                            ========       ========

--------------------
See notes to condensed combined financial statements.

                            THE MIRAGE CASINO-HOTEL AND SUBSIDIARIES
                                               AND
                                        GNS FINANCE CORP.

                     CONDENSED COMBINED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                         (IN THOUSANDS)

                                                                             For the Three-Month
                                                                                 Period Ended
                                                                                   March 31,
                                                                            -----------------------
                                                                              1997           1996
                                                                            --------       --------
Cash flows from operating activities
  Net income                                                                $ 36,380       $ 39,779
  Adjustments to reconcile net income to net cash provided
    by operating activities
      Provision for losses on receivables                                      2,972          5,892
      Depreciation of property and equipment                                  16,669         17,675
      (Gain) loss on property transactions                                    (3,994)           614
      Amortization of debt discount and issuance costs                         3,297          2,967
      Deferred income taxes                                                    4,130          2,008
      Changes in working capital pertaining to operating activities
        (Increase) decrease in receivables and other current assets            5,896        (22,348)
        Decrease in accounts payable and accrued expenses                    (33,936)       (17,358)
        Increase in management fees and income taxes payable to
         Mirage Resorts, Incorporated                                         10,823          9,044
      Other                                                                     (901)          (500)
                                                                            --------       --------
          Net cash provided by operating activities                           41,336         37,773
                                                                            --------       --------

Cash flows from investing activities
  Capital expenditures                                                       (12,214)       (12,886)
  Advances to Mirage Resorts, Incorporated and affiliates                    (66,670)             -
  Other                                                                        3,994            446
                                                                            --------       --------
          Net cash used for investing activities                             (74,890)       (12,440)
                                                                            --------       --------

Cash flows from financing activities
  Advances from Mirage Resorts, Incorporated and affiliates                        -         15,313
  Decrease in bank credit facility and commercial paper
    borrowings                                                                     -        (41,882)
                                                                            --------       --------
          Net cash used for financing activities                                   -        (26,569)
                                                                            --------       --------

Cash and cash equivalents
  Decrease for the period                                                    (33,554)        (1,236)
  Balance, beginning of period                                                57,664         36,516
                                                                            --------       --------
  Balance, end of period                                                    $ 24,110       $ 35,280
                                                                            ========       ========

--------------------
See notes to condensed combined financial statements.

                      THE MIRAGE CASINO-HOTEL AND SUBSIDIARIES
                                         AND
                                  GNS FINANCE CORP.

            NOTES TO CONDENSED COMBINED FINANCIAL STATEMENTS (UNAUDITED)

          NOTE 1 - BASIS OF PRESENTATION

          The condensed combined financial statements include the consolidated accounts of THE MIRAGE CASINO-HOTEL ("MCH") and its wholly owned subsidiaries, Treasure Island Corp. and MH, INC., combined with the accounts of GNS FINANCE CORP. ("Finance")
          (collectively, the "Company"). All significant intercompany balances and transactions have been eliminated in consolidation or combination, as appropriate.

          MCH and Finance are wholly owned Nevada subsidiaries of Mirage Resorts, Incorporated ("MRI"). The condensed combined financial statements include various transactions between the Company and MRI and its other wholly owned subsidiaries.

          The accompanying condensed combined financial statements have been prepared in accordance with the accounting policies described in the Company's 1996 Annual Report on Form 10-K and should be read in conjunction with the Notes to Combined Financial Statements which appear in that report. The Condensed Combined Balance Sheet at December 31, 1996 contained herein was derived from audited financial statements, but does not include all disclosures included in the Form 10-K and applicable under generally accepted accounting principles.

          In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results for the interim periods have been included. The results for the 1997 interim period are not necessarily indicative of expected results for the full year.

          Certain amounts in the 1996 condensed combined financial statements have been reclassified to conform with the 1997 presentation. These reclassifications had no effect on the Company's net income.

          NOTE 2 - BANK CREDIT FACILITY AMENDMENT

          On March 7, 1997, MRI's $1 billion revolving bank credit facility was amended to, among other things, increase the total availability to $1.75 billion and extend the maturity to March 2002. Pursuant to the amendment, the Company is no longer liable for or a guarantor of any borrowings, which are uncollateralized.

          NOTE 3 - ADVANCES TO MRI AND AFFILIATES

          At March 31, 1997, current maturities of long-term debt represent the accreted value of Finance's Zero Coupon First Mortgage Notes Due March 15, 1998. The funds necessary to retire the $133 million face amount of the notes upon maturity are anticipated to be provided by MRI (using borrowings under MRI's $1.75 billion bank credit facility) through the repayment of advances made to MRI and affiliates by the Company. As a result, advances to MRI and affiliates in an amount equal to the accreted value of the notes have been classified as a current asset at March 31, 1997.

          MANAGEMENT'S ANALYSIS OF OPERATIONS (COMPARISON OF OPERATING RESULTS FOR THE THREE-MONTH PERIODS ENDED MARCH 31, 1997 AND
          1996)

          The Company's hotel-casinos performed very well during the 1997 first quarter, albeit against difficult comparisons with the record results of the prior-year period. The solid 1997 results were achieved despite increased competition and a decline in the table games win percentage. The Company-wide table games win percentage was 20.8%, versus 22.3% during the 1996 first quarter. By comparison, for the full years 1995 and 1996, the Company-wide table games win percentage was 21.1% and 19.9%, respectively.

          Excluding baccarat revenues in both quarters, the Company's net revenues were relatively flat. Company-wide standard guest room occupancy was above 99% in both periods, while the average standard room rate was essentially unchanged. Results in the 1997 quarter were assisted by a gain of $4.0 million related to the sale and exchange of land in Las Vegas.

          The Mirage reported net revenues of $198.7 million and operating income of $48.3 million - one of the strongest quarters in its seven years of operation. This compares with record results in the 1996 quarter of $207.5 million and $51.2 million, respec-tively. During the first quarter of 1996, The Mirage benefited from an above-average level of baccarat play with a significantly above-average win percentage. The 1997 quarter also experienced a strong level of baccarat play, but with a more normal win percentage. Excluding baccarat revenues in both periods, The Mirage's net revenues rose by 3% over the prior-year quarter. Occupancy of The Mirage's standard guest rooms was over 99% during both quarters.

          Treasure Island also had a strong 1997 first quarter, producing net revenues of $94.0 million and operating income of $17.4 million. In the 1996 first quarter, Treasure Island also had the best quarter in its history, producing net revenues of $96.9 million and $20.6 million. The 1997 first quarter results were achieved despite the closure of a nearby casino in July 1996, the openings of additional mid-market competitors over the past year, and construction underway on several improvements to the resort. These improvements include a new hotel lobby, a new Italian restaurant and lounge, additional retail space and a modest amount of additional gaming area. The construction will be completed in stages, beginning in July, at a total cost of approximately $25 million.

          PART II.  OTHER INFORMATION

          ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

          (a) Exhibits.

                27  Financial Data Schedule.

          (b) Reports on Form 8-K.

                    The Registrants filed no reports on Form 8-K during the three-month period ended March 31, 1997.

                                     SIGNATURES



             Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrants have duly caused this report to be signed on their behalf by the undersigned thereunto duly authorized.




                                        GNS FINANCE CORP.

          May 14, 1997                  by:  DANIEL R. LEE
          ------------                       ------------------------------
              Date                           DANIEL R. LEE
                                             Treasurer
                                             (Principal Financial Officer)


                                        THE MIRAGE CASINO-HOTEL

          May 14, 1997                  by:  CHRISTOPHER W. NORDLING
          ------------                       ------------------------------
              Date                           CHRISTOPHER W. NORDLING
                                             Vice President, Treasurer and
                                             Chief Financial Officer
                                             (Principal Financial Officer)