Form 10-Q
period 1997-06-30
GNS FINANCE CORP
filed 1997-08-14
CIK 832613

UNITED STATES
                 SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C.  20549

                              FORM 10-Q

(Mark One)

[X]       QUARTERLY  REPORT  PURSUANT  TO  SECTION 13  OR  15(d) OF THE
              SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1997

                                 OR

[ ]       TRANSITION  REPORT  PURSUANT  TO  SECTION  13 OR 15(d) OF THE
              SECURITIES EXCHANGE ACT OF 1934

For the transition period from                    to
                               ------------------    ------------------
Commission File No. 1-11324

                          GNS FINANCE CORP.
                       THE MIRAGE CASINO-HOTEL
-----------------------------------------------------------------------
     (Exact name of each Registrant as specified in its charter)


                                                 88-0235356
             Nevada                              88-0224157
-------------------------------   -------------------------------------
(State or other jurisdiction of   (I.R.S. Employer Identification Nos.)
 incorporation or organization)

      3400 Las Vegas Boulevard South, Las Vegas, Nevada  89109
-----------------------------------------------------------------------
         (Address of principal executive offices - Zip Code)

                           (702) 791-7111
-----------------------------------------------------------------------
        (Registrants' telephone number, including area code)

-----------------------------------------------------------------------
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

GNS FINANCE CORP. Common Stock, no par value - 200 shares outstanding as of August 14, 1997.

THE MIRAGE CASINO-HOTEL Common Stock, no par value - 100 shares outstanding as of August 14, 1997.

The Registrants meet the conditions set forth in General Instructions H(1)(a) and (b) of Form 10-Q and, accordingly, are filing this Form 10-Q with the reduced disclosure format provided in General Instruction H(2).

PART I.   FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

The unaudited condensed combined financial information as of June 30, 1997 and for the three-month and six-month periods ended June 30, 1997 and 1996 included in this report was reviewed by Arthur Andersen LLP, independent public accountants, in accordance with the professional standards and procedures established for such reviews by the American Institute of Certified Public Accountants.

         REVIEW REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS
         -----------------------------------------------


To the Directors and Stockholder
of THE MIRAGE CASINO-HOTEL and Subsidiaries and GNS FINANCE CORP.


We have reviewed the accompanying condensed combined balance sheet of THE MIRAGE CASINO-HOTEL and subsidiaries and GNS FINANCE CORP. (collectively, the "Company") as of June 30, 1997, and the related condensed combined statements of income for the three-month and six-month periods ended June 30, 1997 and 1996 and the related condensed combined statements of cash flows for the six-month periods ended June 30, 1997 and 1996. These condensed combined financial statements are the responsibility of the Company's management.

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



Las Vegas, Nevada
August 11, 1997

                          THE MIRAGE CASINO-HOTEL AND SUBSIDIARIES
                                            AND
                                     GNS FINANCE CORP.

                             CONDENSED COMBINED BALANCE SHEETS
                                      (In thousands)

                                                                       June 30,   December 31,
                                                                         1997         1996
                                                                     -----------  ------------
                                                                     (Unaudited)

                                           ASSETS
Current assets
  Cash and cash equivalents                                           $   37,311    $   57,664
  Receivables, net of allowance for doubtful accounts
    of $41,971 and $36,558                                                64,509        66,805
  Deferred income taxes                                                   24,727        22,969
  Other current assets                                                    29,121        31,042
  Advances to Mirage Resorts, Incorporated and affiliates                123,205             -
                                                                      ----------    ----------
          Total current assets                                           278,873       178,480
Property and equipment, net of accumulated depreciation
  of $378,410 and $348,678                                               977,617       988,811
Advances to Mirage Resorts, Incorporated and affiliates                   30,527        70,353
Other assets, net                                                         13,910        11,717
                                                                      ----------    ----------
                                                                      $1,300,927    $1,249,361
                                                                      ==========    ==========

                            LIABILITIES AND STOCKHOLDER'S EQUITY

Current liabilities
  Accounts payable                                                    $   45,444    $   80,149
  Accrued expenses                                                        62,206        60,980
  Income taxes payable to Mirage Resorts, Incorporated                    17,114         9,901
  Management fees payable to Mirage Resorts, Incorporated                 15,151        15,056
  Current maturities of long-term debt                                   123,205             -
                                                                      ----------    ----------
          Total current liabilities                                      263,120       166,086
Long-term debt, net of current maturities                                100,000       216,699
Other liabilities, including deferred income taxes of $87,766
  and $80,205                                                             88,900        81,246
                                                                      ----------    ----------
          Total liabilities                                              452,020       464,031
                                                                      ----------    ----------
Commitments and contingencies

Stockholder's equity
  Common stock                                                           518,945       518,945
  Additional paid-in capital                                             107,142       107,142
  Retained earnings                                                      222,820       159,243
                                                                      ----------    ----------
          Total stockholder's equity                                     848,907       785,330
                                                                      ----------    ----------
                                                                      $1,300,927    $1,249,361
                                                                      ==========    ==========

----------
See notes to condensed combined financial statements.

                    THE MIRAGE CASINO-HOTEL AND SUBSIDIARIES
                                      AND
                                GNS FINANCE CORP.

               CONDENSED COMBINED STATEMENTS OF INCOME (Unaudited)
                                 (In thousands)

                                   For the Three-Month       For the Six-Month
                                      Period Ended              Period Ended
                                         June 30,                 June 30,
                                  --------------------     ---------------------
                                    1997        1996         1997         1996
                                  --------    --------     --------     --------
Gross revenues                    $300,049    $278,760     $618,365     $611,007
Less - promotional allowances      (23,300)    (24,363)     (48,922)     (52,164)
                                  --------    --------     --------     --------
                                   276,749     254,397      569,443      558,843
                                  --------    --------     --------     --------

Costs and expenses
  Casino-hotel operations          162,639     150,858      328,050      320,778
  General and administrative        30,296      27,700       59,251       55,856
  Mirage Resorts, Incorporated
    management fee                  15,151      14,169       31,120       31,038
  Depreciation                      17,030      17,725       33,699       35,400
                                  --------    --------     --------     --------
                                   225,116     210,452      452,120      443,072
                                  --------    --------     --------     --------
Operating income                    51,633      43,945      117,323      115,771
                                  --------    --------     --------     --------

Other income (expense)
  Interest expense                  (5,754)     (5,375)     (11,340)     (11,002)
  Other, including interest income     106         181          355          326
                                  --------     -------     --------     --------
                                    (5,648)     (5,194)     (10,985)     (10,676)
                                  --------     -------     --------     --------
Income before income taxes          45,985      38,751      106,338      105,095
  Provision for income taxes        18,788      15,740       42,761       42,305
                                  --------    --------     --------     --------
Net income                        $ 27,197    $ 23,011     $ 63,577     $ 62,790
                                  ========    ========     ========     ========

----------
See notes to condensed combined financial statements.

                           THE MIRAGE CASINO-HOTEL AND SUBSIDIARIES
                                             AND
                                      GNS FINANCE CORP.

                    CONDENSED COMBINED STATEMENTS OF CASH FLOWS (Unaudited)
                                        (In thousands)
                                                                          For the Six-Month
                                                                             Period Ended
                                                                               June 30,
                                                                       ----------------------
                                                                          1997         1996
                                                                       ---------     --------
Cash flows from operating activities
  Net income                                                           $  63,577     $ 62,790
  Adjustments to reconcile net income to net cash provided by operating activities
      Provision for losses on receivables                                  7,645        9,791
      Depreciation of property and equipment                              33,699       35,400
      Amortization of debt discount and issuance costs                     6,683        6,014
      Deferred income taxes                                                5,803        2,486
      Changes in working capital pertaining to operating activities
        Increase in receivables and other current assets                  (3,428)      (6,229)
        Decrease in accounts payable and accrued expenses                (33,479)     (23,703)
        Increase (decrease) in management fees and income
          taxes payable to Mirage Resorts, Incorporated                    7,308       (2,982)
      Other                                                               (2,761)        (480)
                                                                       ---------     --------
               Net cash provided by operating activities                  85,047       83,087
                                                                       ---------     --------

Cash flows from investing activities
  Capital expenditures                                                   (26,143)     (23,255)
  Advances to Mirage Resorts, Incorporated and affiliates                (83,379)     (24,649)
  Other                                                                    4,122          831
                                                                       ---------     --------
               Net cash used for investing activities                   (105,400)     (47,073)
                                                                       ---------     --------

Cash flows used for financing activities
  Decrease in bank credit facility and commercial paper borrowings             -      (41,882)
                                                                       ---------     --------

Cash and cash equivalents
  Decrease for the period                                                (20,353)      (5,868)
  Balance, beginning of period                                            57,664       36,516
                                                                       ---------     --------
  Balance, end of period                                               $  37,311     $ 30,648
                                                                       =========     ========

----------
See notes to condensed combined financial statements.

           THE MIRAGE CASINO-HOTEL AND SUBSIDIARIES
                             AND
                      GNS FINANCE CORP.

  NOTES TO CONDENSED COMBINED FINANCIAL STATEMENTS (Unaudited)

NOTE 1 - BASIS OF PRESENTATION

The condensed combined financial statements include the consolidated accounts of THE MIRAGE CASINO-HOTEL ("MCH") and its wholly owned subsidiaries, Treasure Island Corp. and MH, INC., combined with the accounts of GNS FINANCE CORP. ("Finance") (collectively, the "Company"). All significant inter-company balances and transactions have been eliminated in consolidation or combination, as appropriate.

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

In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results for the interim periods have been included. The results for the 1997 interim periods are not necessarily indicative of expected results for the full year.

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

NOTE 3 - ADVANCES TO MRI AND AFFILIATES

At June 30, 1997, current maturities of long-term debt represent the accreted value of Finance's Zero Coupon First Mortgage Notes Due March 15, 1998. The funds necessary to retire the $133 million face amount of the notes upon maturity are anticipated to be provided by MRI (using borrowings under MRI's $1.75 billion bank credit facility) through the repayment of advances made to MRI and affiliates by the Company. As a result, advances to MRI and affiliates in an amount equal to the accreted value of the notes have been classified as a current asset at June 30, 1997.

MANAGEMENT'S  ANALYSIS  OF  OPERATIONS  (COMPARISON OF  OPERATING
RESULTS  FOR  THE SIX-MONTH PERIODS ENDED JUNE 30, 1997 AND 1996)

The improvement in the Company's operating results during the 1997 six-month period was achieved against the backdrop of increased competition in the Las Vegas market. According to the Las Vegas Convention and Visitors Authority, during the period January through May 1997, the number of Las Vegas visitors rose by approximately 5% over the same 1996 period. Meanwhile, the number of available guest rooms in Las Vegas increased by almost 12%. As a result, city-wide hotel room occupancy rates declined. Management believes that this trend continued during June.

The Company, however, focuses on operating superior, "must see" properties and has been less affected by the city-wide trend. In the 1997 six-month period, Company-wide standard guest room occupancy remained very high (99.5%, versus 99.7% in the 1996 period) and the average standard room rate increased by 2%.

The Company-wide table games win percentage was 20.9%, versus 19.6% in the 1996 period. The 1997 period also benefited from a non-recurring gain of $4.0 million related to the sale and exchange of land in Las Vegas. There were no such non-recurring items in the first six months of 1996.

The earnings improvement was led by The Mirage, which achieved net revenues of $384.4 million and operating income of $85.1 million. Such amounts reflect strong increases of $15.7 million, or 4%, and $7.3 million, or 9%, respectively, over the 1996 period. The improvement in revenues was broadly distributed. Casino revenues grew by $7.1 million, or 3%, principally due to an increase in the table games win percentage. Entertainment revenues increased by 8% over the 1996 period, reflecting additional performances by Siegfried & Roy as well as an increase in the average ticket price for the show. Food and beverage and room revenues also increased over the prior-year period.

Treasure Island performed well during the first six months of 1997, amidst competitive market conditions and ongoing construc-tion of a new hotel lobby and other amenities. Treasure Island achieved net revenues of $185.0 million and operating income of $32.2 million during the 1997 period, versus the strong $190.1 million and $38.0 million reported in the 1996 period. The ongoing construction has temporarily reduced the number of slot machines offered at Treasure Island, contributing to a 10% decline in slot revenues. The decline in slot revenues primarily accounts for the decrease in net revenues and operating income. Treasure Island's net non-casino revenues increased slightly over the prior-year period, primarily reflecting a 7% increase in entertainment revenues resulting from an increase in the average ticket price for Mystere. Room revenues also showed a small improvement, reflecting stable occupancy at a higher average daily room rate. Standard guest room occupancy was in excess of 99% during both six-month periods. The new hotel lobby opened in early August, and is scheduled to be followed by a new Italian restaurant and other new features in the third and fourth quarters.

PART II.  OTHER INFORMATION

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits.

      27  Financial Data Schedule.

(b)  Reports on Form 8-K.

          The Registrants filed no reports on Form 8-K during the three-month period ended June 30, 1997.

                            SIGNATURES

     Pursuant to the requirements of the Securities Exchange  Act of 1934,  the Registrants  have duly  caused  this report  to  be
signed  on  their  behalf  by  the  undersigned  thereunto   duly
authorized.



                               GNS FINANCE CORP.


August 14, 1997                by:  DANIEL R. LEE
---------------                     -----------------------------
      Date                          Daniel R. Lee
                                    Treasurer
                                    (Principal Financial Officer)




                               THE MIRAGE CASINO-HOTEL


August 14, 1997                by:  CHRISTOPHER W. NORDLING
---------------                     -----------------------------
      Date                          Christopher W. Nordling
                                    Vice President, Treasurer and
                                    Chief Financial Officer
                                    (Principal Financial Officer)