Form 10-Q
period 1997-09-30
GNS FINANCE CORP
filed 1997-11-14
CIK 832613

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549

                                 FORM 10-Q

(Mark One)
[X]  QUARTERLY  REPORT PURSUANT TO  SECTION 13 OR 15(d) OF THE  SECURITIES
         EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1997

                                    OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF  THE  SECURITIES
         EXCHANGE ACT OF 1934

For the transition period from                      to
                               --------------------    -------------------
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
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the Registrants (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrants were required to file such reports), and (2) have been
subject to such filing requirements for the past 90 days. YES  X   NO
                                                              ----    ----
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

GNS FINANCE CORP. Common Stock, no par value - 200 shares outstanding as of November 13, 1997.

THE  MIRAGE  CASINO-HOTEL  Common  Stock,  no   par  value  -  100  shares
outstanding as of November 13, 1997.

The Registrants meet the conditions set forth in General Instructions H(1)(a) and (b) of Form 10-Q and, accordingly, are filing this Form 10-Q with the reduced disclosure format provided in General Instruction H(2).

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS


The unaudited condensed combined financial information as of September 30, 1997 and for the three-month and nine-month periods ended September 30, 1997 and 1996 included in this report was reviewed by Arthur Andersen LLP, independent public accountants, in accordance with the professional standards and procedures established for such reviews by the American Institute of Certified Public Accountants.

              REVIEW REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS
              -----------------------------------------------

To the Directors and Stockholder
of THE MIRAGE CASINO-HOTEL and Subsidiaries and GNS FINANCE CORP.


We have reviewed the accompanying condensed combined balance sheet of THE MIRAGE CASINO-HOTEL and subsidiaries and GNS FINANCE CORP. (collectively, the "Company") as of September 30, 1997, and the related condensed combined statements of income for the three-month and nine-month periods ended September 30, 1997 and 1996 and the related condensed combined statements of cash flows for the nine-month periods ended September 30, 1997 and 1996. These condensed combined financial statements are the responsibility of the Company's management.

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


Las Vegas, Nevada
November 13, 1997

                      THE MIRAGE CASINO-HOTEL AND SUBSIDIARIES
                                         AND
                                  GNS FINANCE CORP.

                          CONDENSED COMBINED BALANCE SHEETS
                                   (In thousands)

                                                         September 30,   December 31,
                                                             1997            1996
                                                         -------------   ------------
                                                          (Unaudited)
                                        ASSETS
Current assets
  Cash and cash equivalents                                 $   28,481     $   57,664
  Receivables, net of allowance for doubtful accounts
    of $46,881 and $36,558                                      72,358         66,805
  Deferred income taxes                                         26,842         22,969
  Other current assets                                          31,186         31,042
  Advances to Mirage Resorts, Incorporated and affiliates      126,593              -
                                                            ----------     ----------
         Total current assets                                  285,460        178,480
Property and equipment, net of accumulated depreciation
  of $394,409 and $348,678                                     977,678        988,811
Advances to Mirage Resorts, Incorporated and affiliates         88,658         70,353
Other assets, net                                               13,904         11,717
                                                            ----------     ----------
                                                            $1,365,700     $1,249,361
                                                            ==========     ==========

                         LIABILITIES AND STOCKHOLDER'S EQUITY

Current liabilities
  Accounts payable                                          $   56,907     $   80,149
  Accrued expenses                                              63,558         60,980
  Income taxes payable to Mirage Resorts, Incorporated          23,137          9,901
  Management fees payable to Mirage Resorts, Incorporated       16,677         15,056
  Current maturities of long-term debt                         126,593              -
                                                            ----------     ----------
         Total current liabilities                             286,872        166,086
Long-term debt, net of current maturities                      100,000        216,699
Other liabilities, including deferred income taxes of
  $91,477 and $80,205                                           92,678         81,246
                                                            ----------     ----------
         Total liabilities                                     479,550        464,031
                                                            ----------     ----------
Commitments and contingencies

Stockholder's equity
  Common stock                                                 518,945        518,945
  Additional paid-in capital                                   107,142        107,142
  Retained earnings                                            260,063        159,243
                                                            ----------     ----------
         Total stockholder's equity                            886,150        785,330
                                                            ----------     ----------
                                                            $1,365,700     $1,249,361
                                                            ==========     ==========

---------------
See notes to condensed combined financial statements.

                     THE MIRAGE CASINO-HOTEL AND SUBSIDIARIES
                                        AND
                                 GNS FINANCE CORP.

                CONDENSED COMBINED STATEMENTS OF INCOME (Unaudited)
                                  (In thousands)

                                       For the Three-Month     For the Nine-Month
                                          Period Ended            Period Ended
                                          September 30,           September 30,
                                      --------------------    --------------------
                                        1997        1996        1997        1996
                                      --------    --------    --------    --------
Gross revenues                        $329,919    $297,848    $948,284    $908,855
Less - promotional allowances          (24,759)    (25,951)    (73,681)    (78,115)
                                      --------    --------    --------    --------
                                       305,160     271,897     874,603     830,740
                                      --------    --------    --------    --------
Costs and expenses
  Casino-hotel operations              171,589     156,800     499,639     477,578
  General and administrative            31,715      29,209      90,966      85,065
  Mirage Resorts, Incorporated
     management fee                     16,677      15,138      47,797      46,176
  Depreciation                          17,623      17,739      51,322      53,139
                                      --------    --------    --------    --------
                                       237,604     218,886     689,724     661,958
                                      --------    --------    --------    --------
Operating income                        67,556      53,011     184,879     168,782
                                      --------    --------    --------    --------
Other income (expense)
  Interest expense                      (5,807)     (5,456)    (17,147)    (16,458)
  Other, including interest income         226         141         581         467
                                      --------    --------    --------    --------
                                        (5,581)     (5,315)    (16,566)    (15,991)
                                      --------    --------    --------    --------
Income before income taxes              61,975      47,696     168,313     152,791
  Provision for income taxes            24,732      18,294      67,493      60,599
                                      --------    --------    --------    --------
Net income                            $ 37,243    $ 29,402    $100,820    $ 92,192
                                      ========    ========    ========    ========

---------------
See notes to condensed combined financial statements.

                           THE MIRAGE CASINO-HOTEL AND SUBSIDIARIES
                                              AND
                                       GNS FINANCE CORP.

                   CONDENSED COMBINED STATEMENTS OF CASH FLOWS (Unaudited)
                                        (In thousands)

                                                                         For the Nine-Month
                                                                            Period Ended
                                                                            September 30,
                                                                      -----------------------
                                                                         1997          1996
                                                                      ---------     ---------
Cash flows from operating activities
  Net income                                                          $ 100,820     $  92,192
  Adjustments to reconcile net income to net cash provided by operating activities
        Provision for losses on receivables                              12,894        14,159
        Depreciation of property and equipment                           51,322        53,139
        Amortization of debt discount and issuance costs                 10,159         9,141
        Deferred income taxes                                             7,399         6,363
        Changes in working capital pertaining to operating activities
            Increase in receivables and other current assets            (18,591)       (6,187)
            Decrease in accounts payable and accrued expenses           (20,664)      (21,088)
            Increase (decrease) in management fees and income taxes
              payable to Mirage Resorts, Incorporated                    14,857        (2,826)
        Other                                                              (795)       (2,305)
                                                                      ---------     ---------
                 Net cash provided by operating activities              157,401       142,588
                                                                      ---------     ---------
Cash flows from investing activities
  Capital expenditures                                                  (47,071)      (33,484)
  Advances to Mirage Resorts, Incorporated and affiliates              (144,898)      (77,642)
  Other                                                                   5,385           971
                                                                      ---------     ---------
                 Net cash used for investing activities                (186,584)     (110,155)
                                                                      ---------     ---------
Cash flows used for financing activities
  Decrease in bank credit facility and commercial paper borrowings            -       (41,882)
                                                                      ---------     ---------
Cash and cash equivalents
  Decrease for the period                                               (29,183)       (9,449)
  Balance, beginning of period                                           57,664        36,516
                                                                      ---------     ---------
  Balance, end of period                                              $  28,481     $  27,067
                                                                      =========     =========

---------------
See notes to condensed combined financial statements.

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

NOTE 3 - ADVANCES TO MRI AND AFFILIATES

At September 30, 1997, current maturities of long-term debt represent the accreted value of Finance's Zero Coupon First Mortgage Notes Due March 15, 1998. The funds necessary to retire the $133 million face amount of the notes upon maturity are anticipated to be provided by MRI (using borrowings under MRI's $1.75 billion bank credit facility) through the repayment of advances made to MRI and affiliates by the Company. As a result, advances to MRI and affiliates in an amount equal to the accreted value of the notes have been classified as a current asset at September 30, 1997.

MANAGEMENT'S ANALYSIS OF OPERATIONS (COMPARISON OF OPERATING RESULTS FOR THE NINE-MONTH PERIODS ENDED SEPTEMBER 30, 1997 AND 1996)

The Company's operating results for the 1997 nine-month period represent the highest ever achieved in any comparable nine-month period in the Company's history. Revenues, operating income and net income each surpassed previous records set in the 1996 nine-month period.

The Company-wide table games win percentage was 22.9%, versus 19.7% in the 1996 nine-month period. Despite an increase in competition, the Company's standard guest room occupancy remained high at 99.5%, versus 99.7% in the 1996 period, with a small increase in the average standard room rate.

The earnings growth was attributable to the Company's flagship resort, The Mirage, which achieved net revenues of $597.7 million and operating income of $139.6 million. These strong results reflect increases of $53.6 million, or 10%, and $25.3 million, or 22%, over the 1996 period. Total casino revenues increased by $46.8 million, or 15%, reflecting an increase in the table games win percentage and increases in activity at both table games and slots. Occupancy of The Mirage's standard guest rooms was above 99% during both nine-month periods, with the 1997 period posting a 2% increase in the average standard room rate.

Treasure Island was adversely affected during the 1997 nine-month period by construction disruptions and additional competition from new resorts on the Las Vegas Strip. Net revenues at the facility totaled $276.9 million and operating income was $45.3 million. This compares to $286.6 million and $54.5 million reported in the 1996 period. Treasure Island's luxurious new hotel lobby was completed in early August and a new retail outlet opened in September. A new Italian restaurant and additional casino space are currently under construction and scheduled for completion later this year. The construction temporarily resulted in a reduction in the number of slot machines at Treasure Island. This, together with the competitive market conditions, resulted in an 11% decline in slot revenues, which primarily accounted for the decrease in revenues and operating income. Treasure Island's net non-casino revenues increased slightly over the 1996 period, reflecting the continued success of the highly acclaimed Mystere production by Cirque du Soleil. Standard guest room occupancy at Treasure Island was also in excess of 99% during both nine-month periods at a substantially equal average daily rate.

PART II.  OTHER INFORMATION

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits.

     27   Financial Data Schedule.

(b)  Reports on Form 8-K.

          The Registrants filed no reports on Form 8-K during the three-month period ended September 30, 1997.

                                SIGNATURES



     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrants have duly caused this report to be signed on their behalf by the undersigned thereunto duly authorized.



                                        GNS FINANCE CORP.

November 13, 1997                       by: DANIEL R. LEE
-----------------                           ------------------------------
      Date                                  Daniel R. Lee
                                            Treasurer
                                            (Principal Financial Officer)



                                        THE MIRAGE CASINO-HOTEL

November 13, 1997                       by: CHRISTOPHER W. NORDLING
-----------------                           ------------------------------
      Date                                  Christopher W. Nordling
                                            Vice President, Treasurer and
                                            Chief Financial Officer
                                            (Principal Financial Officer)